Form 10KSB
period 2001-12-31
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2002-04-15
CIK 1144509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-32993

Gold Camp Cripple Creek Colorado Inc.
(Name of small business issuer as specified in its charter)

1 Fulton Avenue
Shawnee Town, IL 62984
(618) 269-3101
(Address of principal executive office & telephone number)

Nevada
(State of incorporation)

88-0422025
(IRS Employer Identification #)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

[X] Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State issuer's revenues for the most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $9,200 as of December 31, 2001. There is currently no public market for the company's stock.

The number of shares outstanding of the issuer's common stock as of December 31, 2001 is 20,306,667.

Documents Incorporated by Reference

     Gold Camp Cripple Creek Colorado Inc. incorporates by reference to Part III of this Form 10-KSB, the registrant's Registration Statement filed on Form 10-SB, and exhibits thereto, filed December 20, 2001 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	6
Directors, Executive Officers, and Significant Employees	6
Remuneration of Directors and Officers	6
Security Ownership of Certain Beneficial Owners and Management	6
Interest of Management and Others in Certain Transactions	6
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	7
Legal Proceedings	7
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	7
Submission of Matters to a Vote of Security Holders	7
Compliance with Section 16(a) of the Exchange Act	7
Reports on Form 8-K	7
Part F/S
Financial Statements	8
Part III
Index to Exhibits	18
Description of Exhibits	18
Signatures	19

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Description of Business

Business

Gold Camp Cripple Creek Colorado, Inc. was formed to acquire, develop, and manage real properties to comprise the "Old Cripple Creek Casino & Hotel and Gold Camp Resort"; a blending of lodging accommodations, casino operations and a theme retail and entertainment complex located in the historic mining town of Cripple Creek, Colorado.

The Old Cripple Creek Casino & Hotel is intended to include; a 160 room hotel, two restaurants, 2,000 square feet of meeting space and a casino to present to guests approximately 800 gaming devices and 24 table games. The Gold Camp Resort will include a 300 room hotel, a conference center with accommodations for up to 400 people, and 88,000 feet of commercial space which will include three restaurants.

The Old Cripple Creek Casino & Hotel and the Gold Camp Resort properties will be tied together through an Old West theme of life in a mining camp. Planned Old West guest attractions and retail facilities include gift shops, an Indian village, ghost town, trading post, saloon, stagecoach rides, and gold panning. Stunt shows will take place at the street level where the various retail, food and beverage locations are; along with the authentic fire station, blacksmith shop, leather crafts, gun shop, shooting gallery, feed store, general store, and chapel.

The acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised by private investments and/or the sale of common stock through public offering.

The Old Cripple Creek Casino & Hotel will be located on approximately 2.35 acres located in close proximity to a major highway intercept to the Cripple Creek area. The casino will be located somewhat isolated from other, smaller casinos in the area, yet within walking distance to the newest and largest casino, The Double Eagle Hotel and Casino, in Cripple Creek. Two major new hotel/casino projects are also planned in close proximity. The total cost of the Old Cripple Creek & Hotel project is estimated at $70 million dollars; $6.7 million for land acquisition and $63.3 million for development.

The Gold Camp Resort will be located on approximately 14.32 acres located 1 mile north of the Old Cripple Creek Casino & Hotel. The mutual Old West mining theme and proximity of these two resorts is intended to promote guest attraction to both facilities. The total cost of the Gold Camp Resort project is estimated at $65 million dollars; $5.3 million for land acquisition and $59.7 million for development costs.

Gold Camp Cripple Creek Colorado, Inc. does not intend to develop or market any product in conjunction with either of its resort facilities. The resort facilities will provide traditional services for lodging accommodations, casino, food and beverage, entertainment, and retail sales of souvenirs and memorabilia. The Gold Camp Resort may lease specific guest attractions for operations by selected companies; e.g., food and beverage concessions, gift shops, shooting gallery, etc. Selected retailers may be chosen to provide products for retail sales; e.g., gift shop items, memorabilia, and souvenirs.

Industry

Gold Camp Cripple Creek Colorado, Inc. will develop and manage hotel, casino, and theme park facilities. These Hotel/Motel and Gaming Industry facilities will draw on a primary market resident population of approximately 1/2 million in the Colorado Springs metropolitan area. The secondary market area contains approximately 2.5 million, including metropolitan Denver and Pueblo, Colorado. Estimates of overnight visitors to the Colorado Spring area in 1997 were 3.6 million. Cripple Creek is a sub-market to Colorado Springs and is expected to draw about half of the overnight visitors to the region. Estimated visitors to Cripple Creek peaked in 1996 at approximately 4.5 million, a substantial increase due to the provision of casino gaming in the area. Most visitors are believed to be local residents from Colorado Springs, Pueblo, and Denver, Colorado; yet, 48 percent are estimated to be overnight visitors in the Colorado Springs area. Until the new Double Eagle Hotel and Casino opened in 1996, lodging accommodations in the Cripple Creek area were minimal.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Pricing

Gold Camp Cripple Creek Colorado, Inc. intends to market lodging accommodations at the mid to high range sector of the regional market. Lodging accommodations at the Old Cripple Creek Casino and Hotel will be from $99 to $129 per night, rates varying seasonally, and consistent with the currently newest and comparable facility in the area, the Double Eagle Hotel and Casino. Lodging at the Gold Camp Resort will be marketed somewhat lower at $69 to $99 per night, as an attraction to family groups and as an incentive to draw guests from other, competitive accommodations to the Gold Camp Cripple Creek commonly themed resort facilities.

Average daily rates as shown, $69 to $129, for the resort facilities do not include an approximate $14 to $19 per day for additional services, including food and beverage. Average hotel/motel length of stay for the region was estimated at 2.25 days, and occupancy rates for lodging accommodations were 67%. Estimated additional expenditures for casino gaming were $50 average per day. Annual average gaming proceeds per casino device may be conservatively estimated at $25,000.

A number of attractions at the Gold Camp Resort will be available to guests at no additional charge. The average ticket price for charged attractions will be approximately $3.31; including, Spirit of the Old West gated attraction, mine train, opera house, shooting gallery, etc. Additional services, including food and beverage at $14 to $19 per day, are estimated at $24 to $29 per day, including retail sales of memorabilia and souvenirs.

Marketing

The two components of market support available to Old Cripple Creek Casino and Hotel and the Gold Camp Resort are the regional resident population and overnight visitors destined to the Colorado Springs area.

Regional Resident Market

The resident market is defined as persons living within a two to three hour drive of the resort site, or 100 to 150 miles. The resident market can be primarily viewed as a day visit market, as residents can visit the site and return home in a single day. Because Cripple Creek is centrally located in Colorado, and well located relative to major population concentrations, a large portion of the state's population can be considered the resident market. Gold Camp Cripple Creek Colorado, Inc. intends to employ marketing strategies to entice these residents, particularly the large Denver market, to overnight stays.

The Overnight Visitor Market

Cripple Creek is an integral part of the Colorado Springs/Pikes Peak area tourism inventory. With the advent of gaming in the region, Cripple Creek has become an even more attractive venue. Nonetheless, with the lack of significant hotel facilities or development, the region has not achieved appropriate visitation either as a destination or stopover for tourism. Gold Camp Cripple Creek Colorado, Inc. will market the Old Cripple Creek Casino & Hotel and Gold Camp Resort facilities as complimentary attractions for visitation. The Old West and gold camp mining themes will be used to attract Western enthusiasts; individuals, as well as families.

Marketing Strategies

Gold Camp Cripple Creek Colorado, Inc. will use local media; newspaper, radio, and television, to introduce and promote their resorts to the resident market. Residents will also have access to the Gold Camp Cripple Creek Colorado, Inc. web site, currently to be developed, for up-to-date access to events, attractions, rates, and availability. As to promote overnight visitation by the large resident market, incentive packages may be offered for Colorado residents only. Gold Camp Cripple Creek Colorado, Inc. will also strongly promote the Gold Camp Resort entertainment facilities for same day family visitations.

The Old Cripple Creek Casino and Hotel and Gold Camp Resort is intended to be promoted to the overnight visitor through standard media, as well as through agreements with Western theme companies. Where Western theme products are made available through other companies for the retail facilities of the Gold Camp Resort, agreements may be made with these companies to promote the Gold Camp Cripple Creek Colorado, Inc. facilities through these Western theme companies' other retail outlet facilities. Gold Camp Cripple Creek Colorado, Inc. will also seek relationships with Western theme enterprises for mutual promotion, such as, rodeos, conventions, and Internet advertising.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Gold Camp Cripple Creek Colorado, Inc. will also mutually promote their facilities through the offering of incentive packages; for example, a stay at the Gold Camp Resort may entitle the guest(s) to a number of gaming tokens which can be used at the Old Cripple Creek Casino or, a stay at the Old Cripple Creek Casino and Hotel may entitle the guest(s) to reduced ticket prices at the Gold Camp Resort entertainment venues.

Employees

The current employees of Gold Camp Cripple Creek Colorado, Inc. are comprised of its directors: 3. The current offices held by these current directors are President, Secretary, and Treasurer.

The following tables indicate the expected staffing requirements for the Old Cripple Creek Casino & Hotel and the Gold Camp Resort facilities.

	Old Cripple Creek Casino & Hotel	Gold Camp Resort
Type of Employee/Position	Number of Employees	Number of Employees

Administrative/Managerial
Hotel Administrator	1	1
Casino Manager	1	-
Housekeeping Administrator
Hotel	1	1
Casino	1	-
Restaurant Manager	1	2
Groundskeeping Administrator	1	2
Operations
Hotel Operations	60	90
Casino Operations	280	-
Casino Housekeeping	60	-
Restaurant Operations	60	80
Resort/Entertainment Operations	-	100
Groundskeeping	10	20

Clerical
Accounting/Bookkeeping	4	4

TOTAL EMPLOYEES	480	300

Notes:

Hotel and Casino staffing is based on 24 hour operations.

None of the company's current employees are subject to collective bargaining agreements.

The company does not have and does not intend to have any supplemental benefits or incentive agreements with any of its employees.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Description of Properties

A director is currently providing office facilities for Gold Camp Cripple Creek Colorado, Inc. No rent is being paid to the director at this time.

Directors, Executive Officers, and Significant Employees

Directors and Executive Officers

Name	Age	Position

C. Don Downen	67	President
John A. Schaffer	46	Secretary
Robert P. Downen	74	Treasurer

The directors named above will serve until the next annual meeting of the company’s shareholders. Thereafter, directors will be elected for one-year terms at the annual shareholder’s meeting. Officers will hold their positions at the appointment of the board of directors.

Remuneration of Directors and Officers

None of the directors or officers of Gold Camp Cripple Creek Colorado, Inc. have been compensated for their services, nor is any compensation planned until the company becomes profitable.

There are no annuity, pension or retirement benefits proposed to be paid to Officers, Directors, or employees of Gold Camp Cripple Creek Colorado, Inc. in the event of retirement at normal retirement date pursuant to any existing plan provided by Gold Camp Cripple Creek Colorado, Inc.

No employment agreements currently exist or are contemplated until the company is profitable.

Security Ownership of Certain Beneficial Owners and Management

Gold Camp Cripple Creek Colorado, Inc. was incorporated on March 30, 1999 with authorized shares of 25,000,000 common stock. Currently issued and outstanding stock is 20,306,667 shares of common stock issued or outstanding.

	# of shares
	now held	% of total

John A. Schaffer	5,000,000	24.6
C. Don Downen	15,000,000	73.8

Office Street Address: 1 Fulton Avenue
	Shawnee Town, IL 62984
Telephone: (618) 269-3101

Number of shares beneficially owned by officers and directors as a group: 20,000,000

Interest of Management and Others in Certain Transactions

A shareholder, officer and director of the company advanced funds to the company in the amount of $5,000. This loan bears interest at 10% per annum and is due on demand. The company has accrued interest in the amount of $500 for the year ended December 31, 2001. As of December 31, 2001, the total amount of interest accrued from the loan is $1,375 of which none has been paid.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Market Price of Dividends on Common Equity and Other Shareholder Matters

Market Information

There is currently no public market for the company's stock.

Holders

Gold Camp Cripple Creek Colorado, Inc. has 20,306,667 shares of common stock outstanding as of December 31, 2001.

Dividend Policy

Gold Camp Cripple Creek Colorado, Inc. has never paid dividends on its common stock and does not anticipate paying any dividends in the foreseeable future. Management anticipates that earnings will be retained to fund the company's working capital needs and expansion of the business.

Legal Proceedings

Gold Camp Cripple Creek Colorado, Inc. has never been in bankruptcy, receivership or any similar legal proceeding, and is not subject to any pending legal proceedings. Gold Camp Cripple Creek Colorado, Inc. is not aware of any threatened legal proceedings. The foregoing is also true with respect to each officer, director and control shareholder as well as any entity owned by any officer, director and control shareholder.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Gold Camp Cripple Creek Colorado, Inc. has had no change in or disagreements with its accountants since inception.

Submission of Matters to a Vote of Security Holders

None during the year ended December 31, 2001.

Compliance with Section 16(a) of the Exchange Act

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the >Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 fax

INDEPENDENT AUDITOR’S REPORT

March 25, 2002

Board of Directors
Gold Camp Cripple Creek Colorado, Inc.
Las Vegas, NV

I have audited the Balance Sheets of Gold Camp Cripple Creek Colorado, Inc. (the “Company”) (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the periods then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Camp Cripple Creek Colorado, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the results of its operations and cash flows for the periods then ended, and for the period March 30, 1999 (Date of Inception) to December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

\s\ G. Brad Beckstead, CPA
G. Brad Beckstead, CPA

	Gold Camp Cripple Creek Colorado, Inc.
	(a Development Stage Company)
	Balance Sheet

	December 31st
	2001	2000

Assets
Current assets:
Cash	$ 861	$ 7,101
Total current assets	861	7,101
	$ 861	$ 7,101

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$50	$100
Due to shareholder	5,000	5,000
Interest payable - shareholder	1,375	875
Total current liabilities	6,425	5,975

Stockholders' equity (deficit)
Common stock, $0.001 par value, 25,000,000 shares
authorized, 20,306,667 shares issued and outstanding
as of 12/31/01 and 12/31/00, respectively	20,307	20,307
Additional paid-in capital	9,018	8,893
(Deficit) accumulated during development stage	(34,889)	(28,074)
	(5,564)	1,126
	$ 861	$ 7,101

The accompanying notes are an integral part of these financial statements.

	Gold Camp Cripple Creek Colorado, Inc.
	(a Development Stage Company)
	Statement of Operations
			March 30,1999
			(Inception) to
	Years ended December 31st		December 31st
	2001	2000	2001

Revenue	$ -	$ -	$ -

Expenses:
General and administrative	6,315	813	33,514
Total expenses	6,315	813	33,514

Other expense:
Interest expense - shareholder	500	500	1,375

Net (loss)	$ (6,815)	$ (1,313)	$ (34,889)

Weighted average number of
common shares outstanding
- basic and fully diluted	20,306,667	30,306,667

Net (loss) per share
- basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

	Gold Camp Cripple Creek Colorado, Inc.
		(a Development Stage Company)
	Statement of Changes in Stockholders' Equity (Deficit)

				(Deficit)
				Accumulated	Total
			Additional	During	Stockholders'
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

April 1999
Founder shares	20,000,000	$20,000	$-	$-	$20,000

April 1999
504 offering
issued for cash	306,667	307	8,893		9,200

Net (loss)
March 30, 1999
(Inception) to
December 31, 1999				(26,761)	(26,761)

Balance: December 31, 1999	20,306,667	$20,307	$8,893	$(26,761)	$2,439

Net (loss)
for the year ended
December 31, 2000				(1,313)	(1,313)

Balance: December 31, 2000	20,306,667	$20,307	$8,893	$(28,074)	$1,126

December 2001
Increase in additional
paid-in capital	-	-	125	-	125

Net (loss)
for the year ended
December 31, 2001				(6,815)	(6,815)

Balance: December 31, 2001	20,206,667	$ 20,307	$ 9,018	$ (34,889)	$ (5,564)

The accompanying notes are an integral part of these financial statements.

Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
	Statement of Cash Flows
			March 30,1999
			(Inception) to
	Years ended December 31st		December 31st
	2001	2000	2001

Cash flows from operating activities
Net (loss)	$ (6,815)	$ (1,313)	$ (34,889)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase (decrease) in accounts payable	(50)	100	50
Increase in due to shareholder	-	-	5,000
Increase in interest payable - shareholder	500	500	1,375
Net cash (used) by operating activities	(6,365)	(713)	(28,464)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Issuance of common stock	125	-	29,325
Decrease in subscriptions payable	-	(300)	-
Net cash (used) by financing activities	125	(300)	29,325

Net increase (decrease) in cash	(6,240)	(1,013)	861
Cash - beginning	7,101	8,114	-
Cash - ending	$ 861	$ 7,101	$ 861

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 1 – History and organization of the company

The Company was organized March 30, 1999 (Date of Inception) under the laws of the State of Nevada, as Gold Camp Cripple Creek Colorado, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.

The Company is developing a western theme attraction and casino.

Note 2 – Accounting policies and procedures

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2001 and 2000.

Revenue recognition

The Company recognizes revenue on the accrual basis.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2001 and 2000.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 and 2000.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company’s financial statements.

Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
Notes to Financial Statements

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. As of December 31, 2001, the Company had no dilutive common stock equivalents, such as stock options or warrants.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information.” The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB recently issued Statement No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133”. The Statement defers for one year the effective date of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company’s revenue recognition policies.

Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
Notes to Financial Statements

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company raised funds via a securities offering pursuant to Regulation D, Rule 504. If the securities offering does not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds as a loan over the next twelve-month period. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern. The officers and directors are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 – Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S federal statutory rate (34.0%)
Valuation reserve 34.0%
Total -%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $34,889 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021.

Note 5 – Related party transactions

A shareholder, officer and director of the Company advanced funds to the Company in the amount of $5,000. This loan bears interest at 10% per annum and is due on demand.

Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
Notes to Financial Statements

Note 6 – Interest payable

The Company accrued interest in the amount of $500 for the year ended December 31, 2001. The interest is related to the loan from a shareholder (see Note #5). As of December 31, 2001, the total amount of interest accrued from the loan is $1,375 of which none has been paid.

Note 7 – Stockholder’s equity

The Company is authorized to issue 25,000,000 shares of its $0.001 par value common stock.

During April 1999, the Company issued 20,000,000 shares of its $0.001 par value common stock to two officers and directors in exchange for cash in the amount of $20,000.

During April 1999, the Company issued 306,667 of its $0.001 par value common stock for total cash of $9,200 pursuant to a Rule 504 of the SEC 1933 Securities Act offering.

During April 1999, the Company issued checks totaling $125 to four individuals for return of subscription. Those checks were never cashed by the individuals and were voided in December 2001. This amount is considered additional paid in capital.

There have been no other issuances of common stock.

Note 8 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Index to Exhibits

(a) The following documents are filed as a part of this report:
Independent auditor's report.
Gold Camp Cripple Creek Colorado financial statements:
1.	Balance sheets as of December 31, 2001 and December 31, 2000
2.	Statements of operations for the fiscal years ended December 31, 2001 and December 31, 2000;
and from inception (March 30, 1999) to December 31, 2001.
3.	Statements of stockholders' equity from inception (March 30, 1999) through December 31, 2001.
4.	Statements of cash flows for the fiscal years ended December 31, 2001 and December 31, 2000;
and from inception (March 30, 1999) to December 31, 2001.
5.	Notes to consolidated financial statements

(b)

Exhibits

Gold Camp Cripple Creek Colorado incorporates by reference the exhibits 3 (a) Articles of Incorporation and 3(b) Bylaws filed with its disclosure statement on Form 10SB, as amended, December 20, 2001.

Description of Exhibits

3(a) Articles of Incorporation	Articles of Incorporation of Gold Camp Cripple Creek Colorado, Inc.,
a Nevada corporation, as filed March 30, 1999.
3(b) By-Laws	By-Laws of Gold Camp Cripple Creek Colorado, Inc. as
adopted March 30, 1999.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has dully caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Camp Cripple Creek Colorado, Inc
Registrant

By:	\s\ Don Downen, President
C. Don Downen, President

Date:	April 11, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 11, 2002

By: \s\ John A. Schaffer, Secretary
John A. Schaffer, Secretary