Form 10QSB
period 2002-03-31
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2002-05-22
CIK 1144509

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

000-32993
(Commission file number)

Gold Camp Cripple Creek Colorado, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction
of incorporation or organization)

88-0422025
(IRS Employer
Identification No.)

1 Fulton Avenue
Shawnee Town, Il 62984
(Address of principal executive offices)

(618) 269-3101
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

[X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

The number of shares outstanding of each of the issuer's classes of common equity: As of March 31, 2002 - 20,306,667 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

	Gold Camp Cripple Creek Colorado, Inc.

	Index
		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Accountant's Review Report	4

	Balance Sheets as of March 31, 2002	5

	Statement of Operations	6

	Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		10

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Gold Camp Cripple Creek Colorado, Inc.

(A Development Stage Company)

Balance Sheets

as of

March 31, 2002

and December 31, 2001

and

Statements of Operations

and

Cash Flows

for the Three Months Ending

March 31, 2002 and 2001,

and For the Period

March 30, 1999 (Inception) to March 31, 2002

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 (Fax)

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

Board of Directors
Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2002 and December 31, 2001 and the related statements of operations for the three-months ended March 31, 2002 and 2001 and for the period March 30, 1999 (Inception) to March 31, 2002, and statements of cash flows for the three-months ended March 31, 2002 and 2001 and for the period March 30, 1999 (Inception) to March 31, 2002. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in my report dated March 25, 2002, I expressed an unqualified opinion on those financial statements.

May 20, 2002

Gold Camp Cripple Creek Colorado, Inc.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
Assets

Current Assets
Cash	$ 501	$ 861
Total current assets	501	861

	$ 501	$ 861

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities
Accounts payables	$50	$50
Due to shareholder	5,000	5,000
Interest payable - shareholder	1,500	1,375
Total Current Liabilities	6,550	6,425

Stockholders' Equity (Deficit)

Common Stock, $0.001 par value, 25,000,000
shares authorized, 20,306,667 shares issued
and outstanding as of 3/31/02 and 12/31/01	20,307	20,307
Additional paid-in capital	9,018	9,018
(Deficit) accumulated during development stage	(35,374)	(34,889)

Total Stockholders' Equity (Deficit)	(6,049)	(5,564)

Total Liabilities and Stockholders' Equity (Deficit)	$ 501	$ 861

The accompanying notes are an integral part of the financial statements.

Gold Camp Cripple Creek Colorado, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			March 30, 1999
			(Inception)
	For the Three Months Ended		Through
	March 31, 2002	March 31, 2001	March 31, 2002

Revenue	$ -	$ -	$ -

Expenses
General and administrative expenses	360	315	33,874
Total expenses	360	315	33,874

Other (expenses)
Interest expense - shareholder	(125)	-	(1,500)

Net (Loss)	$ (485)	$ (315)	$ (35,374)

Weighted average number of common
shares outstanding - basic and fully diluted	20,306,667	20,306,667

Net (loss) per share - basic and fully diluted	$ (0,00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

Gold Camp Cripple Creek Colorado, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			March 30, 1999
			(Inception)
	For the Three Months Ended		Through
	March 31, 2002	March 31, 2001	March 31, 2002

Cash Flows from Operating Activities

Net (loss)	$(485)	$ (315)	$ (35,374)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) decrease in accounts payable	-	(100)	50
Increase in due to shareholder	-	-	5,000
Increase in interest payable - shareholder	125	-	1,500
Net cash (used) by operating activities	(360)	(415)	(28,824)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Issuances of common stock	-	-	29,325
Net cash provided by financing activities	-	-	29,325

Net increase (decrease) in cash	(360)	$ (415)	$ 501
Cash beginning of period	861	7,101	-
Cash end of period	$ 501	$ 6,686	$ 501

Supplemental disclosures:
Income Taxes Paid	$ -	$ -	$ -
Interest Paid	$ -	$ -	$ -

The accompanying notes are an integral part of the financial statements

Gold Camp Cripple Creek Colorado, Inc.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2001 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 – Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $35,374 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 – Related party transactions

A shareholder, officer and director of the Company advanced funds to the Company in the amount of $5,000. This loan bears interest at 10% per annum and is due on demand.

A director and shareholder provide office space and services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 – Interest payable

The Company accrued interest in the amount of $125 for the three-month period ended March 31, 2002. The interest is related to the loan from a shareholder (see Note #3). As of March 31, 2002, the total amount of interest accrued from the loan is $1,500 of which none has been paid.

Gold Camp Cripple Creek Colorado, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

This statement includes projections of future results and “forward looking statements” as that term is defined in Section 27A of the Securities Act of 1933 as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). All statements that are included in this Quarterly Report, other than statements of historical fact, are forward looking statements. Although management believes that the expectations reflected in these forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Financial Summary

Results of Operations for the Three-Months Ended March 31, 2001 and March 31, 2002

The majority of the net losses of $315 and $485 for the three month periods ending March 31, 2002 and March 31, 2001, respectively were comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

For the Three-Months ended March 31, 2001.

During the three-month period ended March 31, 2001 the Company’s cash position decreased by $360 used in operating activities.

For the Three-Months ended March 31, 2002.

During the three-month period ended March 31, 2002, the Company’s cash position decreased by $415, all used in the Company’s operations.

Management's Plan of Operations

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

Gold Camp Cripple Creek Colorado, Inc.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Change in Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable

Item 5.	Other Information
None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

Charter and By-laws

No changes have been made, therefore the company incorporates by reference the exhibit 3(a) Articles of Incorporation and the exhibit 3(b) By-laws, filed with the Company’s Form 10-SB on December 20, 2001.

Reports on Form 8-K

No filings were made during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Camp Cripple Creek Colorado, Inc.

By: /s/ Don Downen, President
Don Downen, President

By: /s/ John A. Schaffer, Secretary
John A. Schaffer, Secretary

Date: May 20, 2002