Form 10QSB
period 2002-06-30
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2002-09-06
CIK 1144509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity: As of June 30, 2002 - 20,306,667 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Gold Camp Cripple Creek Colorado, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet	4

	Statement of Operations	5

	Statement of Cash Flows	6

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	8

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	9

Item 2.	Change in Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

Item 6.	Exhibits and Reports on Form 8-K	9

SIGNATURES		10

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Gold Camp Cripple Creek Colorado, Inc.

(A Development Stage Company)

Balance Sheets as of June 30, 2002 (unaudited)

and

     Statements of Operations for the Three Months and Six Months Ending June 30, 2002 and 2001, and For the Period March 30, 1999 (Inception) to June 30, 2002 (unaudited)

and

     Statements of Cash Flows for the Six Months Ending June 30, 2002 and 2001, and For the Period March 30, 1999 (Inception) to June 30, 2002 (unaudited)

Gold Camp Cripple Creek Colorado, Inc.
(A Development Stage Company)
Balance Sheet

June 30, 2002
(unaudited)
Assets

Current Assets
Cash	$ 321
Total current assets	321

$ 321

Liabilities and Stockholders' (Deficit)

Current Liabilities
Accounts payables	$50
Due to shareholder	5,450
Interest payable - shareholder	1,636
Total Current Liabilities	7,136

Stockholders' (Deficit):

Common Stock, $0.001 par value, 25,000,000
shares authorized, 20,306,667 shares issued
and outstanding as of 6/30/02 and 12/31/01	20,307
Additional paid-in capital	9,018
(Deficit) accumulated during development stage	(36,140)

Total Stockholders' (Deficit)	(6,815)

Total Liabilities and Stockholders' (Deficit)	$ 321

The accompanying notes are an integral part of the financial statements.

Gold Camp Cripple Creek Colorado, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					March 30, 1999
					(Inception)
	Three Months Ending		Six Months Ending		Through
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative expenses	630	650	990	965	34,504
Total expenses	630	650	990	965	34,504

Other (expenses)
Interest expense - shareholder	(136)	(83)	(261)	(250)	(1,636)

Net (Loss)	$ (766)	$ (733)	$ (1,251)	$ (1,215)	$ (36,140)

Weighted average number of common
shares outstanding - basic and fully diluted	20,306,667	20,306,667	20,306,667	20,306,667

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

Gold Camp Cripple Creek Colorado, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

			March 30, 1999
			(Inception)
	Six Months Ending		Through
	June 30, 2002	June 30, 2001	June 30, 2002

Cash Flows from Operating Activities

Net (loss)	$(1,251)	$ (1,215)	$ (36,140)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) decrease in accounts payable	-	(100)	50
Increase in due to shareholder	450	-	5,450
Increase in interest payable - shareholder	261	250	1,636
Net cash (used) by operating activities	(540)	(1,065)	(29,004)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Issuances of common stock	-	-	29,325
Net cash provided by financing activities	-	-	29,325

Net increase (decrease) in cash	(540)	$(1,065)	$ 321
Cash beginning of period	861	7,101	-
Cash end of period	$ 321	$ 6,036	$ 321

Supplemental disclosures:
Income Taxes Paid	$ -	$-	$ -
Interest Paid	$ -	$-	$ -

The accompanying notes are an integral part of the financial statements

Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company
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

Note 2 – Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $36,140 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 – Related party transactions

During the period ended June 30, 2002, a shareholder, officer and director of the Company advanced funds to the Company in the amount of $450. As of June 30, 2002 the total amount due to shareholder is $5,450. This loan bears interest at 10% per annum and is due on demand.

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

Note 4 – Interest payable

The Company accrued interest in the amount of $261 for the six-month erations.

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

Management is continuing negotiations to acquire two additional properties beneficial to the project. Negotiations for these properties have been ongoing for an extended period and management is currently evaluating the impact of proceeding without these properties.

Management is currently working on a Bond financing plan that will allow the development to obtain low interest financing for infrastructure including roads, water, sewer, parking structures and other public improvements. The proposed Bonds would be repaid based on revenues generated by the development in the form of food, beverage, sales and occupancy taxes. Management is close to completion of the Bond financing plan proposal for submission to the City of Cripple Creek.

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

Gold Camp Cripple Creek Colorado includes herewith the following exhibits:

Number	Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

No filings were made during the period covered by this report.

Gold Camp Cripple Creek Colorado, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gold Camp Cripple Creek Colorado, Inc.

By: /s/ Don Downen
Don Downen, President

By: /s/ Robert P. Downen
Robert P. Downen, Treasurer

Date: August 21, 2002