Form 10QSB
period 2002-09-30
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2002-11-13
CIK 1144509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The number of shares outstanding of each of the issuer's classes of common equity: As of September 30, 2002 - 20,306,667 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

Gold Camp Cripple Creek Colorado, Inc.

Index

		Page
		Number

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Independent Accountant's Review Report	4

	Balance Sheet	5

	Statement of Operations	6

	Statement of Cash Flows	7

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Plan of Operations	9

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	10

Item 2.	Change in Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

SIGNATURES		11

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Gold Camp Cripple Creek Colorado, Inc.

(A Development Stage Company)

Independent Accountant's Review Report

and

Balance Sheet as of September 30, 2002

and

     Statements of Operations for the Three Months and Nine Months Ending September 30, 2002 and 2001, and For the Period March 30, 1999 (Inception) to September 30, 2002

and

     Statements of Cash Flows for the Nine Months Ending September 30, 2002 and 2001, and For the Period

March 30, 1999 (Inception) to September 30, 2002

Beckstead and Watts, LLP
Certified Public Accountants

3340 Wynn Road, Suite C
Las Vegas, NV 89102
702.257.1984
702.362.0540 fax

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Gold Camp Cripple Creek Colorado, Inc.
(a Development Stage Company)
Apple Valley, CA

We have reviewed the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2002 and the related statements of operations for the three-months and nine-months ended September 30, 2002 and 2001 and for the period March 30, 1999 (Inception) to September 30, 2002, and statements of cash flows for the nine-months ended September 30, 2002 and 2001 and for the period March 30, 1999 (Inception) to September 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s td> $ 50 Due to shareholder   6,200 Interest payable - shareholder 1,785 Total Current Liabilities 8,035       Stockholders' (Deficit):           Common Stock, $0.001 par value, 25,000,000     shares authorized, 20,306,667 shares issued     and outstanding as of 9/30/02 and 12/31/01   20,307 Additional paid-in capital   9,018 (Deficit) accumulated during development stage (37,194)       Total Stockholders' (Deficit) (7,869)       Total Liabilities and Stockholders' (Deficit) $ 166

The accompanying notes are an integral part of the financial statements.

Gold Camp Cripple Creek Colorado, Inc.

(A Development Stage Company) Statements of Operations (unaudited)

					March 30, 1999
					(Inception)
	Three Months Ending		Nine Months Ending		Through
	September 30,		September 30,		September 30,
	2002	2001	2002	2001	2002

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
General and administrative expenses	905	5,150	1,895	6,115	35,409
Total expenses	905	5,150	1,895	6,115	35,409

Other (expenses)
Interest expense - shareholder	(149)	(125)	(410)	(375)	(1,785)

Net (Loss)	$ (1,054)	$ (5,275)	$ (2,305)	$ (6,490)	$ (37,194)

Weighted average number of common
shares outstanding - basic and fully diluted	20,306,667	20,306,667	20,306,667	20,306,667

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of the financial statements

Gold Camp Cripple Creek Colorado, Inc.

(A Development Stage Company) STATEMENTS OF CASH FLOWS

(unaudited)

			March 30, 1999
			(Inception)
	Nine Months Ending		Through
	September 30, 2002	September 30, 2001	September 30, 2002

Cash Flows from Operating Activities

Net (loss)	$(2,305)	$ (6,490)	$ (37,194)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
(Increase) decrease in accounts payable	-	(100)	50
Increase in due to shareholder	1,200	-	6,200
Increase in interest payable - shareholder	410	375	1,785
Net cash (used) by operating activities	(695)	(6,215)	(29,159)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Issuances of common stock	-	-	29,325
Net cash provided by financing activities	-	-	29,325

Net increase (decrease) in cash	(695)	$(6,215)	$ 166
Cash beginning of period	861	7,101	-
Cash end of period	$ 166	$ 886	$ 166

Supplemental disclosures:
Income Taxes Paid	$ -	$-	$ -
Interest Paid	$ -	$-	$ -

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

Note 2 – Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $37,194 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 – Related party transactions

During the period ended September 30, 2002, a shareholder, officer and director of the Company advanced funds to the Company in the amount of $1,200. As of September 30, 2002 the total amount due to shareholder is $6,200. This loan bears interest at 10% per annum and is due on demand.

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

Note 4 – Interest payable

The Company accrued interest in the amount of $410 for the nine-month period ended September 30, 2002. The interest is related to the loan from a shareholder (see Note #3). As of September 30, 2002, the total amount of interest accrued from the loan is $1,785 of which none has been paid.

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

Financial Summary

Results of Operations for the Nine-Months Ended September 30, 2002 and September 30, 2001

The majority of the net losses of $2,305 and $6,490 for the nine month periods ending September 30, 2002 and September 30, 2001, respectively, were comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

For the Nine-Months ended September 30, 2001.

During the nine-month period ended September 30, 2001 the Company’s cash position decreased by $6,215; due to cash used in operating activities, primarily general and administrative expenses..

For the Nine-Months ended September 30, 2002.

During the nine-month period ended September 30, 2002, the Company’s cash position decreased by $695, due to cash used in operating activities, primarily general and administrative expenses.

Management's Plan of Operations

Gold Camp Cripple Creek Colorado, Inc. was formed to acquire, develop, and manage real properties to comprise the "Old Cripple Creek Casino & Hotel and Gold Camp Resort"; a blending of lodging accommodations, casino operations and a theme retail and entertainment complex located in the historic mining town of Cripple Creek, Colorado.

The acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised from private investors and/or the sale of common stock through public offering.

Management is continuing negotiations to acquire two additional properties beneficial to the project. Negotiations for these properties have been ongoing for an extended period and management is currently evaluating the impact of proceeding without these properties. These property owners are showing signs of cooperation, but no agreements have been reached as of the date of this report.

Management continues to work on a Bond financing plan that will allow the development to obtain low interest financing for infrastructure including roads, water, sewer, parking structures and other public improvements. The proposed Bonds would be repaid based on revenues generated by the development in the form of food, beverage, sales and occupancy taxes. Management is close to resubmitting the Bond financing plan proposal to the City of Cripple Creek with inclusion and emphasis on a conference facility for the project.

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

Date: October 28, 2002