Form 10KSB
period 2002-12-31
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2003-04-14
CIK 1144509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

[ ] Check if disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

State issuer's revenues for the most recent fiscal year: $0

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold is $9,200 as of December 31, 2002. There is currently no public market for the company's stock.

The number of shares outstanding of the issuer's common stock as of December 31, 2001 is 20,306,667.

Documents Incorporated by Reference

     Gold Camp Cripple Creek Colorado Inc. incorporates by reference to Part III of this Form 10-KSB, the registrant's Registration Statement filed on Form 10-SB, and exhibits thereto, filed December 20, 2001 under the Securities Act of 1933

Transitional Small Business Disclosure Format (check one): [X] Yes [ ] No

Table of Contents

Part I
Description of Business	3
Description of Properties	5
Directors, Executive Officers, and Significant Employees	5
Remuneration of Directors and Officers	5
Security Ownership of Certain Beneficial Owners and Management	5
Interest of Management and Others in Certain Transactions	6
Part II
Market Price of Dividends on Common Equity and Other Shareholder Matters	6
Legal Proceedings	6
Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	6
Submission of Matters to a Vote of Security Holders	6
Compliance with Section 16(a) of the Exchange Act	6
Reports on Form 8-K	6
Part F/S
Financial Statements	7
Part III
Index to Exhibits	18
Description of Exhibits	18
Signatures	19

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

Hearings on zoning issues have begun with the city planners relating to the proposed development. Two properties related to the parking structure development have not been optioned at this time. The company is proceeding without those properties and expects that these properties will not impede the development of the project.

Industry

Gold Camp Cripple Creek Colorado, Inc. intends to develop and manage hotel, casino, and theme park facilities. These Hotel/Motel and Gaming Industry facilities will draw on a primary market resident population of approximately 1/2 million in the Colorado Springs metropolitan area. The secondary market area contains approximately 2.5 million, including metropolitan Denver and Pueblo, Colorado. Estimates of overnight visitors to the Colorado Spring area in 1997 were 3.6 million. Cripple Creek is a sub-market to Colorado Springs and is expected to draw about half of the overnight visitors to the region. Estimated visitors to Cripple Creek peaked in 1996 at approximately 4.5 million, a substantial increase due to the provision of casino gaming in the area. Most visitors are believed to be local residents from Colorado Springs, Pueblo, and Denver, Colorado; yet, 48 percent are estimated to be overnight visitors in the Colorado Springs area. Until the new Double Eagle Hotel and Casino opened in 1996, lodging accommodations in the Cripple Creek area were minimal.

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

Marketing

Once facilities are available, Gold Camp Cripple Creek Colorado, Inc. will use local media; newspaper, radio, and television, to introduce and promote their resorts to the resident market. Residents will also have access to the Gold Camp Cripple Creek Colorado, Inc. web site, currently to be developed, for up-to-date access to events, attractions, rates, and availability. As to promote overnight visitation by the large resident market, incentive packages may be offered for Colorado residents only. Gold Camp Cripple Creek Colorado, Inc. will also strongly promote the Gold Camp Resort entertainment facilities for same day family visitations.

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

Notes:

None of the company's current employees are subject to collective bargaining agreements.

The company does not have and does not intend to have any supplemental benefits or incentive agreements with any of its employees.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Description of Properties

A director is currently providing office facilities for Gold Camp Cripple Creek Colorado, Inc. No rent is being paid to the director at this time.

Directors, Executive Officers, and Significant Employees

Directors and Executive Officers

Name	Age	Position

C. Don Downen	68	President
John A. Schaffer	47	Secretary
Robert P. Downen	75	Treasurer

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

Office Street Address: 1 Fulton Avenue
	Shawnee Town, IL 62984
Telephone: (618) 269-3101

Number of shares beneficially owned by officers and directors as a group: 20,000,000

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Interest of Management and Others in Certain Transactions

During the years ended December 31, 2002 and 2001, two individuals who are officers, directors, and shareholders of the company advanced funds to the company in the amount of $12,750. The notes bear interest at 10% per annum and are due on demand. During the years ended December 31, 2002 and 2001, the company had had interest expense in the amount of $590 and $500, respectively. As of December 31, 2002, there have been no payments to the individuals.

Market Price of Dividends on Common Equity and Other Shareholder Matters

Market Information

There is currently no public market for the company's stock.

Holders

Gold Camp Cripple Creek Colorado, Inc. has 20,306,667 shares of common stock outstanding as of December 31, 2002.

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

None during the year ended December 31, 2002.

Compliance with Section 16(a) of the Exchange Act

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by the company and on written representations from certain reporting persons, the company believes that all Section 16(a) reports applicable to its officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2002 were filed.

Reports on Form 8-K

None in the fiscal year ending December 31, 2002.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Financial Statements

Contents
Page
Independent Auditor's Report	9
Financial Statements
Balance Sheets	10
Statements of Operations	11
Statements of Changes in Shareholder's Equity	12
Statements of Cash Flows	13
Notes to Financial Statements	14 - 18

Beckstead and Watts, LLP
Certified Public Accountants

3340 Wynn Road, Suite B
Las Vegas, NV 89102
702.257.1984
702.362.0540 (fax)

INDEPENDENT AUDITORS’ REPORT

Board of Directors
Gold Camp Cripple Creek Colorado, Inc.

We have audited the Balance Sheets of Gold Camp Cripple Creek Colorado, Inc. (the “Company”), as of December 31, 2002, and the related Statements of Operations, Stockholders’ Equity, and Cash Flows for the year then ended and for the period of March 30, 1999 (inception) through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gold Camp Cripple Creek Colorado, Inc. as of December 31, 2001, were audited by G. Brad Beckstead, CPA, sole practitioner, whose report dated March 25, 2002, on those statements included an explanatory going concern paragraph discussed in Note 3 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Camp Cripple Creek Colorado, Inc. as of December 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

\s\ Beckstead and Watts, LLP
Beckstead and Watts, LLP

March 21, 2003

	Gold Camp Cripple Creek Colorado, Inc.

	Balance Sheets

	December 31st
	2002	2001

Assets
Current assets:
Cash	$ 277	$ 861
Total current assets	277	861
	$ 277	$ 861

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$3,800	$50
Notes payable -related party	7,750	5,000
Accrued interest payable - related party	1,965	1,375
Total current liabilities	13,515	6,425

Stockholders' equity (deficit)
Common stock, $0.001 par value, 25,000,000 shares
authorized, 20,306,667 shares issued and outstanding
as of 12/31/02 and 12/31/01, respectively	20,307	20,307
Additional paid-in capital	9,018	9,018
(Deficit) accumulated during development stage	(42,563)	(34,889)
	(13,238)	(5,564)
	$ 277	$ 861

The accompanying notes are an integral part of these financial statements.

	Gold Camp Cripple Creek Colorado, Inc.

	Statement of Operations
			March 30,1999
			(Inception) to
	Years ended December 31st		December 31st
	2002	2001	2002

Revenue	$ -	$ -	$ -

Expenses:
General and administrative	7,084	6,315	40,598
Total expenses	7,084	6,315	40,598

Other expense:
Interest expense - related party	(590)	(500)	(1,965)

Net (loss)	$ (7,674)	$ (6,815)	$ (42,563)

Weighted average number of
common shares outstanding
- basic and fully diluted	20,306,667	30,306,667

Net (loss) per share
- basic and fully diluted	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

	Gold Camp Cripple Creek Colorado, Inc.

	Statements of Changes in Stockholders' Equity

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	(Deficit)	Equity

April 1999
Founder shares
issued for cash	20,000,000	$20,000	$-	$-	$20,000

April 1999
Shares issued for cash
pursuant to Rule 504 offering	306,667	307	8,893		9,200

Net (loss)
March 30, 1999
(Inception) to
December 31, 1999				(26,761)	(26,761)

Balance: December 31, 1999	20,306,667	$20,307	$8,893	$(26,761)	$2,439

Net (loss)
for the year ended
December 31, 2000				(1,313)	(1,313)

Balance: December 31, 2000	20,306,667	$20,307	$8,893	$(28,074)	$1,126

December 2001
Increase in additional
paid-in capital	-	-	125	-	125

Net (loss)
for the year ended
December 31, 2001				(6,815)	(6,815)

Balance: December 31, 2001	20,306,667	$20,307	$9,018	$(34,889)	$(5,564)

Net (loss)
for the year ended
December 31, 2002				(7,674)	(7,674)

Balance: December 31, 2002	20,206,667	$ 20,307	$ 9,018	$ (42,563)	$ (13,238)

The accompanying notes are an integral part of these financial statements.

Gold Camp Cripple Creek Colorado, Inc.

	Statements of Cash Flows
			March 30,1999
			(Inception) to
	Years ended December 31st		December 31st
	2002	2001	2002

Cash flows from operating activities
Net (loss)	$(7,674)	$(6,815)	$(42,563)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Increase (decrease) in accounts payable	3,750	(50)	3,800
Net cash (used) by operating activities	(3,924)	(6,865)	(38,763)

Cash flows from financing activities
Issuance of common stock	-	-	29,200
Donated capital	-	125	125
Increase in notes payable - related party	2,750	-	7,750
Decrease in accrued interest payable
- related party	590	500	1,965
Net cash pprovided by financing activities	3,340	625	39,040

Net increase (decrease) in cash	(584)	(6,240)	277
Cash - beginning	861	7,101	-
Cash - ending	$ 861	$ 7,101	$ 277

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

Note 2 – Summary of significant accounting policies

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2002 and 2001.

Impairment of long lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company measures fair value based on quoted market prices or based on discounted estimates of future cash flows. Long-lived assets to be disposed of are carried at fair value less costs to sell. No such impairments have been identified by management at December 31, 2002 and 2001.

Revenue recognition

The Company reports revenue as invoiced on an accrued basis. Costs of sales are recorded as items are sold and are comprised of product purchases and shipping costs.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002 and 2001, respectively.

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) “Earnings Per Share”. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of December 31, 2002 and 2001.

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

Notes to Financial Statements

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002 and 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Income taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable on the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Recent pronouncements

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company’s financial position or results of operations.

Gold Camp Cripple Creek Colorado, Inc.

Notes to Financial Statements

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”, an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Stock-based compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by SFAS No. 123.

Year end

The Company has adopted December 31 as its fiscal year end.

Note 3 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities, incurring substantial costs and expenses. As a result, the Company incurred net losses of $7,674 and $6,815 in 2002 and 2001, respectively. In addition, the Company’s development activities since inception have been financially sustained by debt and capital contributions from its officers, directors and shareholders.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Gold Camp Cripple Creek Colorado, Inc.

Notes to Financial Statements

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

U.S. federal statutory rate	(34.0%)
Valuation reserve	34.0%
Total	-%

As of December 31, 2002, the Company has a net operating loss carry forward as follows:

Year	Amount	Expiration
1999	$26,761	2019
2000	$1,313	2020
2001	$6,815	2021
2002	$7,674	2022

Note 5 – Notes payable – related party

During the years ended December 31, 2002 and 2001, two individuals who are officers, directors and shareholders of the Company advanced funds to the Company. The notes bear interest at 10% per annum and are due upon demand. (See Note 9)

	Balance as of	Balance as of
Name	12/31/02	12/31/01
Don Downen	$ 7,450	$ 5,000
John Schaffer	$ 300	$ -

Note 6 – Accrued interest payable – related party

During the years ended December 31, 2002 and 2001, the Company had interest expense in the amount of $590 and $500, respectively. As of December 31, 2002, there have been no payments to the individuals. (See Note 9)

	Balance as of	Balance as of
Name	12/31/02	12/31/01
Don Downen	$ 1,960	$ 1,375
John Schaffer	$ 5	$ -

Gold Camp Cripple Creek Colorado, Inc.

Notes to Financial Statements

Note 7 – Stockholders’ equity

The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock.

During April 1999, the Company issued 20,000,000 shares of its $0.001 par value common stock to two officers and directors in exchange for cash in the amount of $20,000. (See Note 9) During April 1999, the Company issued 306,667 of its $0.001 par value common stock for total cash of $9,200 pursuant to a Regulation D, Rule 504 of the SEC 1933 Securities Act offering.

During April 1999, the Company issued checks totaling $125 to four individuals for return of subscription. Those checks were never cashed by the individuals and were voided in December 2001. This amount is considered additional paid in capital.

As of December 31, 2002, there have been no other issuances of common stock.

Note 8 – Warrants and options

As of December 31, 2002 and 2001, there are no warrants or options outstanding to acquire any additional shares of common stock.

Note 9 – Related party transactions

During April 1999, the Company issued 20,000,000 shares of its $0.001 par value common stock to two officers and directors in exchange for cash in the amount of $20,000. (See Note 7) During the years ended December 31, 2002 and 2001, two individuals who are officers, directors and shareholders of the Company advanced funds to the Company. (See Notes 5 and 6) The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Gold Camp Cripple Creek Colorado, Inc. Annual Report

Index to Exhibits

(a) The following documents are filed as a part of this report:
Independent auditor's report.
Gold Camp Cripple Creek Colorado financial statements:
1.	Balance sheets as of December 31, 2002 and December 31, 2001
2.	Statements of operations for the fiscal years ended December 31, 2002 and December 31, 2001;
and from inception (March 30, 1999) to December 31, 2002.
3.	Statements of stockholders' equity from inception (March 30, 1999) through December 31, 2002.
4.	Statements of cash flows for the fiscal years ended December 31, 2002 and December 31, 2001;
and from inception (March 30, 1999) to December 31, 2002.
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

Date: April 1, 2003