Form 10QSB
period 2003-03-31
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2003-09-30
CIK 1144509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB





[ ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED  MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from           to
                                                       -----------  -----------
Commission File Number: 000-32993


                     Gold Camp Cripple Creek Colorado, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               88-0422025
------                                                               ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     1 Fulton Avenue, Shawnee Town, IL 62984
--------------------------------------------------------------------------------
                         (Address of principal executive offices)



                                  (618)269-3101
                                  -------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS

[ ] Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 30, 2003, there were 20,306,667 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                         Beckstead & Watts, LLP
                                                   Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Gold Camp Cripple Creek Colorado, Inc.

We have reviewed the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002, and for the period March 30, 1999 (inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period March 30, 1999 (inception) to March 31, 2003. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated March 21, 2003, we expressed an unqualified opinion on those financial statements.



May 19, 2003

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)


                                  Balance Sheet
                                      as of
                                 March 31, 2003

                                       and

                            Statements of Operations
                           for the Three Months Ending
                             March 31, 2003 and 2002
                               and for the Period
                           March 30, 1999 (Inception)
                                to March 31, 2003


                                       and

                                   Cash Flows
                           for the Three Months Ending
                             March 31, 2003 and 2002
                               and for the Period
                           March 30, 1999 (Inception)
                                to March 31, 2003

                                TABLE OF CONTENTS





                                                                           Page
                                                                           ----

Independent Accountant's Review Report                                       1

Balance Sheet                                                                 2

Statements of Operations                                                     3

Statements of Cash Flows                                                      4

Footnotes                                                                     5

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)
                                  Balance Sheet
                                   (unaudited)


                                                                March 31,
                                                                  2003
                                                          ---------------------

Assets

Current assets:
    Cash                                                  $                177
                                                          ---------------------

      Total current assets                                                 177
                                                          ---------------------


                                                          $                177
                                                          =====================


Liabilities and Stockholders' (Deficit)

Current liabilities:
    Accounts payable                                      $              3,850
    Notes payable - shareholder                                         10,960
    Interest payable - shareholder                                       2,236
                                                          ---------------------

      Total current liabilities                                         17,046
                                                          ---------------------


Stockholders' (deficit):
    Common stock, $0.001 par value, 25,000,000 shares
     authorized, 20,306,667 shares issued and outstanding              20,307
    Additional paid-in capital                                           9,018
    (Deficit) accumulated during development stage                     (46,194)
                                                          ---------------------

                                                                       (16,869)
                                                          ---------------------


                                                          $                177
                                                          =====================

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                 Three Months Ending                March 30, 1999
                                                                      March 31,                     (Inception) to
                                                         ----------------------------------------
                                                                 2003                  2002         March 31, 2003
                                                         ------------------    ------------------   ---------------------
Revenue                                                  $               -     $               -    $                  -
                                                         ------------------    ------------------   ---------------------

Expenses:
   General and administrative expenses                               3,360                   360                  43,958
                                                         ------------------    ------------------   ---------------------
     Total expenses                                                  3,360                   360                  43,958
                                                         ------------------    ------------------   ---------------------

Other (expense):
   Interest (expense) - shareholder                                   (271)                 (125)                 (2,236)
                                                         ------------------    ------------------   ---------------------

Net (loss)                                               $          (3,631)    $            (485)   $            (46,194)
                                                         ==================    ==================   =====================

Weighted average number of
   common shares outstanding - basic and fully diluted          20,306,667            20,306,667
                                                         ==================    ==================

Net (loss) per share - basic & fully diluted             $           (0.00)    $           (0.00)
                                                         ==================    ==================

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                   Three Months Ending               March 30, 1999
                                                                        March 31,                    (Inception) to
                                                           ------------------------------------
                                                                 2003                2002              March 31, 2003
                                                           ----------------    ----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                 $        (3,631)    $          (485)    $          (46,194)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      Increase in accounts payable                                      50                   -                  3,850
                                                           ----------------    ----------------    -------------------
Net cash (used) by operating activities                             (3,581)               (485)               (42,344)
                                                           ----------------    ----------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuances of common stock                                            -                   -                 29,200
    Donated capital                                                      -                   -                    125
    Increase in notes payable - related party                        3,210                   -                 10,960
    Increase in accrued interest payable - related party               271                 125                  2,236
                                                           ----------------    ----------------    -------------------
Net cash provided by financing activities                            3,481                 125                 42,521
                                                           ----------------    ----------------    -------------------

Net increase (decrease) in cash                                       (100)               (360)                   177
Cash - beginning                                                       277                 861                      -
                                                           ----------------    ----------------    -------------------
Cash - ending                                              $           177     $           501     $              177
                                                           ================    ================    ===================

Supplemental disclosures:
    Interest paid                                          $             -     $             -     $                -
                                                           ================    ================    ===================
    Income taxes paid                                      $             -     $             -     $                -
                                                           ================    ================    ===================

                          CRIPPLE CREEK COLORADO, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                      NOTES

5

NOTE 1 - BASIS OF PRESENTATION

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the period ended December 31, 2002 and notes thereto included in the Company's Form 10-KSB. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $46,194 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 3 - INTEREST PAYABLE

The Company accrued interest in the amount of $271 for the three-month period ended March 31, 2003. The interest is related to the loans from shareholders (see Note #4). As of March 31, 2003, the total amount of interest accrued from the loans is $2,236 of which none has been paid.

NOTE 4 - RELATED PARTY TRANSACTIONS

Two shareholders, officers and directors of the Company advanced funds to the Company in the amount of $10,960. These loans bear interest at 10% per annum and are due on demand. During the three months ended March 31, 2003 the interest expense was $271 and the balance of accrued interest as of March 31, 2003 was $2,236.

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

ITEM 2.  PLAN OF OPERATION
--------------------------

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF THE COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", "ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS. THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. WE CANNOT GUARANTY THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended March 31, 2003.

Gold Camp Cripple Creek Colorado, Inc. was formed to acquire, develop, and manage real properties to comprise the "Old Cripple Creek Casino & Hotel and Gold Camp Resort"; a blending of lodging accommodations, casino operations and a theme retail and entertainment complex located in the historic mining town of Cripple Creek, Colorado. We anticipate that the acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised from private investors and/or the sale of common stock through public offering.

LIQUIDITY AND CAPITAL RESOURCES. We had cash totaling $177 as of March 31, 2003, which represented our total current assets as of that date. We believe that our available cash is not sufficient to pay our day-to-day expenditures, but we believe our management is committed to paying our expenses. As of March 31, 2003, our total liabilities were $17,046, of which $3,850 was represented by accounts payable, $10,960 was represented by notes payable to a shareholder and $2,236 was represented by interest payable to a shareholder. We had no other long term commitments or contingencies as of March 31, 2003.

FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2003, COMPARED TO THE SAME PERIOD ENDING MARCH 31, 2002.
------------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our resort operations. We are currently negotiating for suitable arrangements. We do not anticipate that we will begin earning revenues until the fourth quarter of 2004 at the earliest.

OPERATING EXPENSES. For the three month period ending March 31, 2003, our total operating expenses were $3,360, which were represented solely by general and administrative expenses. We also had $271 in interest expense that was payable to a shareholder. Therefore, for the period ending March 31, 2003, we experienced a net loss of $3,631. This is in comparison to the three month period ending March 31, 2002, where our total operating expenses were $360, and we also had $125 in interest expense payable to a shareholder, making our net loss $485. The increase in operating expense was due to the fact that we had higher general and administrative expenses for the period ending March 31, 2003. As of March 31, 2003, our net losses since inception were $46,194.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from our operations. We have only have cash of $177 and have incurred operating expenses of $43,958 from our inception on March 30, 1999 through March 31, 2003. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

To effectuate our business plan during the next twelve months, begin to acquire, develop, and manage real properties, which we hope would eventually comprise the "Old Cripple Creek Casino & Hotel and Gold Camp Resort." We anticipate operating this blending of lodging accommodations, casino operations and a theme retail and entertainment complex in the historic mining town of Cripple Creek, Colorado. We anticipate that the acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised from private investors and/or the sale of common stock through public offering.

Our management is continuing negotiations to acquire two additional properties beneficial to the project. Negotiations for these properties have been ongoing for an extended period and we are currently evaluating the impact of proceeding without these properties. We believe that these property owners are showing signs of cooperation, but no agreements have been reached as of the date of this report.

Our management continues to work on a bond financing plan that will allow the development to obtain low interest financing for infrastructure including roads, water, sewer, parking structures and other public improvements. We anticipate that the proposed bonds would be repaid based on revenues generated by the development in the form of food, beverage, sales and occupancy taxes. We believe that our management is close to resubmitting the bond financing plan proposal to the City of Cripple Creek with inclusion and emphasis on a conference facility for the project.

If we are not able to commence our planned operations as described, we anticipate that we may need to raise additional capital to continue operations We anticipate that we may also need to raise additional capital to acquire property and begin our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

We are not currently conducting any other research and development activities, other than studying potential candidates for acquisition of suitable property. In the event that we acquire suitable property and are able to move forward with our business plan, then we may need to hire additional employees or independent contractors.

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

None.

ITEM 2. CHANGES IN SECURITIES.
------------------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Gold Camp Cripple Creek Colorado, Inc.,
                                         a Nevada corporation



September 30, 2003              By:      /s/ Don Downen
                                         -----------------------------------
                                         Don Downen
                                Its:     President, Director

CERTIFICATIONS
--------------

I, Don Downen, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Gold Camp Cripple Creek Colorado, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.


Date: September 30, 2003

/s/ Don Downen
----------------------
Don Downen
Chief Executive Officer

CERTIFICATIONS
--------------

   I, Robert P. Downen, certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of Gold Camp Cripple Creek Colorado, Inc.;

          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

          4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

              (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation and

               (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

               (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

               (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant`s internal control over financial reporting.

Date: September 30, 2003


/s/ Robert P. Downen
----------------------
Robert P. Downen
Chief Financial Officer