Form 10QSB
period 2003-06-30
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2003-09-30
CIK 1144509

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB




[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIE
     EXCHANGE ACT OF 1934 For the transition period from           to
                                                       ------------  -----------
Commission File Number: 000-32993


                     Gold Camp Cripple Creek Colorado, Inc.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               88-0422025
------                                                            -------------
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

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                                         Beckstead & Watts, LLP
                                                   Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Gold Camp Cripple Creek Colorado, Inc.

We have reviewed the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months and six-months ended June 30, 2003 and 2002, and for the period March 30, 1999 (inception) to June 30, 2003, and statements of cash flows for the six-months ended June 30, 2003 and 2002 and for the period March 30, 1999 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management.

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


August 28, 2003

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)


                                  Balance Sheet
                                      as of
                                  June 30, 2003

                                       and

                            Statements of Operations
                   for the Three Months and Six Months Ending
                             June 30, 2003 and 2002
                               and for the Period
                           March 30, 1999 (Inception)
                                to June 30, 2003


                                       and

                                   Cash Flows
                            for the Six Months Ending
                             June 30, 2003 and 2002
                               and for the Period
                           March 30, 1999 (Inception)
                                to June 30, 2003

                                TABLE OF CONTENTS





                                                                            Page
                                                                            ----
Independent Accountants' Review Report                                        1

Balance Sheet                                                                 2

Statements of Operations                                                      3

Statements of Cash Flows                                                      4

Footnotes                                                                     5

               Gold Camp Cripple Creek Colorado, Inc.
                    (a Development Stage Company)
                            Balance Sheet
                             (unaudited)


                                                               June 30,
                                                                 2003
                                                         ---------------------
ASSETS

Current assets:
    Cash                                                 $                372
                                                         ---------------------

      Total current assets                                                372
                                                         ---------------------


                                                         $                372
                                                         =====================


LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
    Accounts payable                                     $              3,850
    Notes payable - shareholder                                        12,090
    Interest payable - shareholder                                      2,519
                                                         ---------------------

      Total current liabilities                                        18,459
                                                         ---------------------


Stockholders' (deficit):
    Common stock, $0.001 par value, 25,000,000 shares
      authorized, 20,306,667 shares issued and outstanding             20,307
    Additional paid-in capital                                          9,018
    (Deficit) accumulated during development stage                    (47,412)
                                                         ---------------------

                                                                      (18,087)
                                                         ---------------------


                                                         $                372
                                                         =====================

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                      Three Months Ending                Six Months Ending          March 30, 1999
                                                           June 30,                          June 30,               (Inception) to
                                                -------------------------------   -------------------------------
                                                     2003             2002             2003             2002        June 30, 2003
                                                --------------   --------------   --------------   --------------   ---------------

Revenue                                         $           -    $           -    $           -    $           -    $            -
                                                --------------   --------------   --------------   --------------   ---------------


Expenses:
   General and administrative expenses                    935              630            4,295              990            44,893
                                                --------------   --------------   --------------   --------------   ---------------

    Total expenses                                        935              630            4,295              990            44,893
                                                --------------   --------------   --------------   --------------   ---------------

Other (expense):
   Interest (expense) - shareholder                      (283)            (136)            (554)            (261)           (2,519)
                                                --------------   --------------   --------------   --------------   ---------------


Net (loss)                                      $      (1,218)   $        (766)   $      (4,849)   $      (1,251)   $      (47,412)
                                                ==============   ==============   ==============   ==============   ===============

Weighted average number of
   common shares outstanding -                      20,306,667       20,306,667       20,306,667       20,306,667
    basic and fully dilute                      ==============   ==============   ==============   ==============


Net (loss) per share - basic & fully diluted    $       (0.00)   $       (0.00)   $       (0.00)   $       (0.00)
                                                ==============   ==============   ==============   ==============

           Gold Camp Cripple Creek Colorado, Inc.
                 Gold Camp Cripple Creek Colorado, Inc.
                  Statements of Cash Flows
                         (unaudited)

                                                                  Six Months Ending                  March 30, 1999
                                                                      June 30,                       (Inception) to
                                                           ------------------------------------    -------------------
                                                                  2003                2002            June 30, 2003
                                                           ----------------    ----------------    -------------------
Cash flows from operating activities
Net (loss)                                                 $        (4,849)    $        (1,251)    $          (47,412)
Adjustments to reconcile net (loss) to
    net cash (used) by operating activities:
      Increase in accounts payable                                      50                   -                  3,850
                                                           ----------------    ----------------    -------------------
Net cash (used) by operating activities                             (4,799)             (1,251)               (43,562)
                                                           ----------------    ----------------    -------------------

Cash flows from financing activities
    Issuances of common stock                                            -                   -                 29,200
    Donated capital                                                      -                   -                    125
    Increase in notes payable - related party                        4,340                 450                 12,090
    Increase in accrued interest payable - related party               554                 261                  2,519
                                                           ----------------    ----------------    -------------------

Net cash provided by financing activities                            4,894                 711                 43,934
                                                           ----------------    ----------------    -------------------

Net increase (decrease) in cash                                         95                (540)                   372
Cash - beginning                                                       277                 861                      -
                                                           ----------------    ----------------    -------------------
Cash - ending                                              $           372     $           321     $              372
                                                           ================    ================    ===================

Supplemental disclosures:
    Interest paid                                          $             -     $             -     $                -
                                                           ================    ================    ===================
    Income taxes paid                                      $             -     $             -     $                -
                                                           ================    ================    ===================

                     Gold Camp Cripple Creek Colorado, Inc.
                          (a Development Stage Company)
                                      Notes


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

NOTE 2 - GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $47,412 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

NOTE 3 - INTEREST PAYABLE

The Company accrued interest in the amount of $554 for the six-month period ended June 30, 2003. The interest is related to the loans from shareholders (see Note #4). As of June 30, 2003, the total amount of interest accrued from the loans is $2,519 of which none has been paid.

NOTE 4 - RELATED PARTY TRANSACTIONS

Two shareholders, officers and directors of the Company advanced funds to the Company in the amount of $12,090. These loans bear interest at 10% per annum and are due on demand. During the six months ended June 30, 2003 the interest expense was $554 and the balance of accrued interest as of June 30, 2003 was $2,519.

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

CRITICAL ACCOUNTING POLICY AND ESTIMATES. Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended June 30, 2003.

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

LIQUIDITY AND CAPITAL RESOURCES. We had cash totaling $372 as of June 30, 2003, which represented our total current assets as of that date. We believe that our available cash is not sufficient to pay our day-to-day expenditures, but we believe our management is committed to paying our expenses. As of June 30, 2003, our total liabilities were $18,459, of which $3,850 was represented by accounts payable, $12,090 was represented by notes payable to a shareholder and $2,519 was represented by interest payable to a shareholder. We had no other long term commitments or contingencies as of June 30, 2003.

FOR THE THREE MONTH PERIOD ENDING JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.
----------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our resort operations. We are currently negotiating for suitable arrangements. We do not anticipate that we will begin earning revenues until the fourth quarter of 2003 at the earliest.

OPERATING EXPENSES. For the three month period ending June 30, 2003, our total operating expenses were $935, which were represented solely by general and administrative expenses. We also had $283 in interest expense that was payable to a shareholder. Therefore, for the period ending June 30, 2003, we experienced a net loss of $1,218. This is in comparison to the three month period ending June 30, 2002, where our total operating expenses were $630, and we also had $136 in interest expense payable to a shareholder, making our net loss $766. The increase in operating expense was due to the fact that we had higher general and administrative expenses for the period ending June 30, 2003. As of June 30, 2003, our net losses since inception were $47,412.

FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2003, COMPARED TO THE SAME PERIOD ENDING JUNE 30, 2002.
-------------------------------------------------------------------------------

RESULTS OF OPERATIONS.

REVENUES. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we begin operation of our proposed resort facilities.

OPERATING EXPENSES. For the six month period ending June 30, 2003, our total operating expenses were $4,295, which were represented solely by general and administrative expenses. We also had $554 in interest expense payable to a shareholder. Therefore, for the period ending June 30, 2003, we experienced a net loss of $4,849. This is in comparison to the six month period ending June 30, 2002, where our total operating expenses were $990, with $261 in interest expense owed to a shareholder, and resulting in our net loss of $1,251. The increase in operating expense was due to the fact that we had higher general and administrative costs for the period ending June 30, 2003.

OUR PLAN OF OPERATION FOR THE NEXT TWELVE MONTHS. We have not generated any revenues from our operations. We have only have cash of $372 and have incurred operating expenses of $44,893 from our inception on March 30, 1999 through June 30, 2003. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

                                       Gold Camp Cripple Creek Colorado, Inc.,
                                       a Nevada corporation



September 30, 2003                       By: /S/  Don Downen
                                           ---------------------------
                                                  Don Downen
                                         Its:     President, Director

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

Date: September 30, 2003

/S/ Don Downen
---------------------------
Don Downen
Chief Executive Officer

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

Date: September 30, 2003

/s/ Robert P. Downen
----------------------------
Robert P. Downen
Chief Financial Officer