Form 10QSB
period 2003-09-30
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2003-11-14
CIK 1144509

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2003

Or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-32993

             Gold Camp Cripple Creek Colorado, Inc.
             --------------------------------------
     (Exact name of registrant as specified in its charter)

               Nevada                         88-0422025
               ------                         ----------
  (State or other jurisdiction of          (I.R.S. Employer
   incorporation or organization)         Identification No.)

 1 Fulton Avenue, Shawnee Town, Illinois        62984
 ---------------------------------------        -----
(Address of principal executive offices)      (Zip Code)

                         (618) 269-3101
                         --------------
      (Registrant's telephone number, including area code)


 _______________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [X] No [ ]

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS:
The number of shares outstanding of each of the issuer's classes of common stock as of the most recent practicable date:
                           20,306,667


/1/


                    Gold Camp Cripple Creek Colorado, Inc.
                         (a Development Stage Company)


                               Table of Contents

                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                                3

     Balance Sheet September 30, 2003 (unaudited)                             4

     Statements of Operations For the Three and Nine Months Ending            5
     September 30, 2003 and 2002 (unaudited) and For the Period
     March 30, 1999 (Inception) to September 30, 2003 (unaudited)

     Statements of Cash Flows For the Nine Months Ending September            6
     30, 2003 and 2002 (unaudited) and For the Period March 30,
     1999 (Inception) to September 30, 2003 (unaudited)

     Notes to Financial Statements                                            7

  Item 2. Management's Discussion and Plan of Operation                       8

  Item 3. Controls and Procedures                                            10

PART II - OTHER INFORMATION

  Item 6. Exhibits                                                           11

SIGNATURES                                                                   12


/2/


Part I - Financial Information

     Item 1. Financial Statements






             Gold Camp Cripple Creek Colorado, Inc.
                  (a Development Stage Company)

                          Balance Sheet
                              as of
                 September 30, 2003 (unaudited)

                               and

                    Statements of Operations
              for the Three and Nine Months Ending
            September 30, 2003 and 2002 (unaudited),
                               and
                         for the Period
  March 30, 1999 (Inception) to September 30, 2003 (unaudited)

                               and

                    Statements of Cash Flows
                   for the Nine Months Ending
            September 30, 2003 and 2002 (unaudited),
                               and
                         for the Period
  March 30, 1999 (Inception) to September 30, 2003 (unaudited)


/3/


                    Gold Camp Cripple Creek Colorado, Inc.
                         (a Development Stage Company)
                                 Balance Sheet
                                  (unaudited)


  Assets                                                        September 30,
                                                                     2003
                                                                -------------
  Current assets:
     Cash                                                       $         222
                                                                -------------
          Total current assets                                            222
                                                                -------------

                                                                $         222
                                                                =============

  Liabilities and Stockholders' (Deficit)

  Current liabilities:
     Accounts payable                                           $       3,980
     Notes payable - shareholder                                       12,945
     Interest payable - shareholder                                     2,828
                                                                -------------
          Total current liabilities                                    19,753
                                                                -------------

  Stockholders' (deficit):
     Common stock, $0.001 par value, 25,000,000 shares
      authorized, 20,306,667 shares issued and outstanding             20,307
     Additional paid-in capital                                         9,018
     (Deficit) accumulated during development stage                   (48,856)
                                                                -------------
                                                                      (19,531)
                                                                -------------

                                                                $         222
                                                                =============



 The accompanying notes are an integral part of these financial statements.


/4/


                    Gold Camp Cripple Creek Colorado, Inc.
                         (a Development Stage Company)
                           Statements of Operations
                                  (unaudited)




                           Three Months         Nine Months
                              Ending               Ending       March 30, 1999
                           September 30,        September 30,   (Inception) to
                       -------------------  -------------------  September 30,
                          2003      2002       2003      2002         2003
                       ---------  --------  ---------  --------   -----------

Revenue                $       -  $      -  $       -  $      -   $         -
                       ---------  --------  ---------  --------   -----------

Expenses:
 General and
  administrative
  expenses                 1,135       905      5,430     1,895        46,028
                       ---------  --------  ---------  --------   -----------
   Total expenses          1,135       905      5,430     1,895        46,028
                       ---------  --------  ---------  --------   -----------

Other (expense):
 Interest (expense) -
  shareholder               (309)     (149)      (863)     (410)       (2,828)
                       ---------  --------  ---------  --------   -----------

Net (loss)             $  (1,444) $ (1,054) $  (6,293) $ (2,305)  $   (48,856)
                       =========  ========  =========  ========   ===========

Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted              20,306,667 20,306,667 20,306,667 20,306,667
                      ========== ========== ========== ==========

Net (loss)
 per share -
 basic and fully
 diluted               $   (0.00) $  (0.00) $   (0.00) $  (0.00)
                       =========  ========  =========  ========



 The accompanying notes are an integral part of these financial statements.


/5/


                    Gold Camp Cripple Creek Colorado, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows
                                  (unaudited)


                                    Nine Months Ending         March 30, 1999
                                        September 30,          (Inception) to
                                 --------------------------     September 30,
                                     2003          2002              2003
                                 -----------    -----------     -------------
Cash flows from operating
 activities
Net (loss)                       $    (6,293)   $    (2,305)    $     (48,856)
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
  Increase in accounts payable           180              -             3,980
                                 -----------    -----------     -------------
Net cash (used) by operating
 activities                           (6,113)        (2,305)          (44,876)
                                 -----------    -----------     -------------

Cash flows from financing
 activities
  Issuances of common stock                -              -            29,200
  Donated capital                          -              -               125
  Increase in notes payable -
   related party                       5,195          1,200            12,945
  Increase in accrued interest
   payable - related party               863            410             2,828
                                 -----------    -----------     -------------
Net cash provided by financing
 activities                            6,058          1,610            45,098
                                 -----------    -----------     -------------

Net increase (decrease) in cash          (55)          (695)              222
Cash - beginning                         277            861                 -
                                 -----------    -----------     -------------
Cash - ending                    $       222    $       166     $         222
                                 ===========    ===========     =============

Supplemental disclosures:
  Interest paid                  $         -    $         -     $           -
                                 ===========    ===========     =============
  Income taxes paid              $         -    $         -     $           -
                                 ===========    ===========     =============



 The accompanying notes are an integral part of these financial statements.


/6/


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

Note 2 - Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $48,856 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

Note 3 - Interest payable - shareholder

The Company accrued interest in the amount of $863 for the nine-month period ended September 30, 2003. The interest is related to the loans from shareholders (see Note #4). As of September 30, 2003, the total amount of interest accrued from the loans is $2,828 of which none has been paid.

Note 4 - Related party transactions

Two shareholders, officers and directors of the Company advanced funds to the Company in the amount of $12,945. These loans bear interest at 10% per annum and are due on demand. During the nine months ended September 30, 2003 the interest expense was $863 and the balance of accrued interest as of September 30, 2003 was $2,828.

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


/7/


     Item 2. Management's Discussion and Plan of Operation

Forward-Looking Statements

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


Critical Accounting Policy and Estimates

     Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2003.

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


/8/


Liquidity and Capital Resources

     We had cash totaling $222 as of September 30, 2003, which represented our total current assets as of that date. We believe that our available cash is not sufficient to pay our day-to-day expenditures, but we believe our management is committed to paying our expenses. As of September 30, 2003, our total liabilities were $19,753, of which $3,980 was represented by accounts payable, $12,945 was represented by notes payable to a shareholder and $2,828 was represented by interest payable to a shareholder. We had no other long-term commitments or contingencies as of September 30, 2003.

For the three-month period ending September 30, 2003, compared to the same period ending September 30, 2002.

Results of Operations

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our resort operations. We are currently negotiating for suitable arrangements. We do not anticipate that we will begin earning revenues until the fourth quarter of 2003 at the earliest.

Operating Expenses. For the three-month period ending September 30, 2003, our total operating expenses were $1,135, which was represented solely by general and administrative expenses. We also had $309 in interest expense that was payable to a shareholder. Therefore, for the period ending September 30, 2003, we experienced a net loss of $1,444. This is in comparison to the three-month period ending September 30, 2002, where our total operating expenses were $905, and we also had $149 in interest expense payable to a shareholder, making our net loss $1,054.
The increase in operating expense was due to higher general and administrative expenses for the period ending September 30, 2003. As of September 30, 2003, our net losses since inception were $48,856.

For the nine-month period ending September 30, 2003, compared to the same period ending September 30, 2002.

Results of Operations

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we begin operation of our proposed resort facilities.

Operating Expenses. For the nine-month period ending September 30, 2003, our total operating expenses were $5,430, which was represented solely by general and administrative expenses. We also had $863 in interest expense payable to a shareholder. Therefore, for the period ending September 30, 2003, we experienced a net loss of $6,293. This is in comparison to the nine-month period ending September 30, 2002, where our total operating expenses were $1,895, with $410 in interest expense owed to a shareholder, and resulting in our net loss of $2,305. The increase in operating expense was due to higher general and administrative costs for the period ending September 30, 2003.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations. We have only have cash of $222 and have incurred operating expenses of $48,856 from our inception on March 30, 1999 through September 30, 2003. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.


/9/


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

     Our management continues to work on a bond-financing plan that will allow the development to obtain low interest financing for infrastructure including roads, water, sewer, parking structures and other public improvements. We anticipate that the proposed bonds would be repaid based on revenues generated by the development in the form of food, beverage, sales and occupancy taxes. We believe that our management is close to resubmitting the bond financing plan proposal to the City of Cripple Creek with inclusion and emphasis on a conference facility for the project.

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

Item 3. Controls and Procedures

 (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2003, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.
 (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


/10/


                   PART II - OTHER INFORMATION


     Item 6(a) - Exhibits



  Exhibit  Name and/or Identification of Exhibit
  Number

   3.1 Articles of Incorporation of the Company filed March 30, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

   3.2 By-Laws of the Company adopted March 30, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended September 30, 2003 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/11/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Gold Camp Cripple Creek Colorado, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: November 14, 2003
      -----------------



By: /s/ Don Downen
    --------------
    Don Downen
    President/CEO





Date: November 14, 2003
      -----------------



By: /s/ Robert P. Downen
    --------------------
   Robert P. Downen
   Treasurer/CFO


/12/