Form 10KSB
period 2003-12-31
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2004-03-23
CIK 1144509

United States
                    Securities and Exchange Commission
                          Washington, D.C. 20549
                         ------------------------

                                Form 10-KSB

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Fiscal Year Ended December 31, 2003

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the Transition Period from_________to__________

                      Commission File Number 0-32993

                  Gold Camp Cripple Creek Colorado, Inc.
          (Exact Name of Registrant as Specified in its Charter)


                 Nevada                          88-0422025
    (State or other jurisdiction of           (I.R.S. employer
     incorporation or organization)        identification number)


    1 Fulton Avenue, Shawnee Town, IL                62984
 (Address of principal executive offices)          (Zip code)


 Registrant's Telephone Number, Including Area Code: (618) 269-3101

Securities Registered Pursuant to Section 12(b) of the Act: NONE

   Securities Registered Pursuant to Section 12(g) of the Act:
   Common Stock, $0.001 par value per share, 25,000,000 shares authorized, 20,306,667 shares issued and outstanding as of
                       December 31, 2003.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of the date of this filing, the Company's Common Stock is not traded on any exchange and therefore has no market value.


/1/


     Some of the statements contained in this Form 10-KSB are not historical facts rather "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative of such terms or other variations, or by discussions of strategy that involve risks and uncertainties. Caution should be exercised in regards to these forward-looking statements. Such statements contained herein reflect our current beliefs with respect to future events. These beliefs involve known and unknown risks, uncertainties and other factors, including, but not limited to, economic, competitive, regulatory, technological, key employee and general business factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results. Actual results may differ materially as a result of the above-mentioned risks, and from assumptions made based on anticipated events. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factor section of this document and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


                             PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview and History

     Gold Camp Cripple Creek Colorado, Inc. was incorporated on March 30, 1999 in the state of Nevada to acquire, develop, and manage real properties to comprise the "Old Cripple Creek Casino & Hotel and Gold Camp Resort"; a blending of lodging accommodations, casino operations and a theme retail and entertainment complex located in the historic mining town of Cripple Creek, Colorado.

     At a meeting held November 20, 2003, the name Old Cripple
Creek Casino & Hotel was changed to Gold Camp Casino & Hotel by a unanimous vote of our board of directors.

     The Gold Camp Casino & Hotel is intended to include; a 160 room hotel, two restaurants, 2,000 square feet of meeting space and a casino to present to guests approximately 800 gaming devices and 24 table games. The Gold Camp Resort will include a 300-room hotel, a conference center with accommodations for up to 400 people, and 88,000 square feet of commercial space, which will include three restaurants.

     The Gold Camp Casino & Hotel and the Gold Camp Resort properties will be tied together through an Old West theme of life in a mining camp. Planned Old West guest attractions and retail facilities include gift shops, an Indian village, ghost town, trading post, saloon, stagecoach rides, and gold panning. Stunt shows will take place at the street level where the various retail, food and beverage concessions will be located; along with the authentic fire station, blacksmith shop, leather crafts, gun shop, shooting gallery, feed store, general store, and chapel.

     We plan to acquire the properties for these projects through traditional banking venues. Property development will be completed through funds raised by private investments and/or the sale of our common stock.

     The Gold Camp Resort will be located on approximately 14.32 acres located 1 mile north of the Gold Camp Casino & Hotel. The mutual Old West mining theme and proximity of these two resorts is intended to promote a guest attraction to both facilities. The total cost of the Gold Camp Resort project is estimated at $65 million dollars; $5.3 million for land acquisition and $59.7 million for development costs.


/2/


     Gold Camp Cripple Creek Colorado, Inc. does not intend to develop or market any products in conjunction with either of our resort facilities. The resort facilities will provide traditional services for lodging accommodations, casino, food and beverage, entertainment, and retail sales of souvenirs and memorabilia. The Gold Camp Resort may lease specific guest attractions for operations by selected companies; e.g., food and beverage concessions, gift shops, shooting gallery, etc.
Selected retailers may be chosen to provide products for retail sales; e.g., gift shop items, memorabilia, and souvenirs.

     Hearings on zoning issues have begun and discussions are ongoing with the city planners relating to the proposed development. Two properties related to the parking structure development have not been optioned at this time. The Company is proceeding without those properties and expects that these properties will not impede the development of the project in the event they ultimately are not purchased. The principals have recently completed an updated market analysis and cash flow indicating first phase/first year income of an estimated $11,000,000.00 EBITDA.

Industry Background

     Gold Camp Cripple Creek Colorado, Inc. intends to develop and manage the hotel, casino, and theme park facilities. These Hotel and Gaming Industry facilities will draw on a primary market resident population of approximately .5 million in the Colorado Springs metropolitan area. The secondary market area contains approximately 2.5 million, including metropolitan Denver and Pueblo, Colorado. Estimates of overnight visitors to the Colorado Spring area in 1997 were 3.6 million. Cripple Creek is a sub-market to Colorado Springs and is expected to draw about half of the overnight visitors to the region. Estimated visitors to Cripple Creek peaked in 1996 at approximately 4.5 million, a substantial increase due to the provision of casino gaming in the area. Most visitors are believed to be local residents from Colorado Springs, Pueblo, and Denver, Colorado; yet, 48 percent are estimated to be overnight visitors in the Colorado Springs area. Until the new Double Eagle Hotel and Casino opened in 1996, lodging accommodations in the Cripple Creek area were minimal.

Principal Products and Services

     Gold Camp Cripple Creek Colorado, Inc. intends to market lodging accommodations at the mid to high range sector of the regional market. Lodging accommodations at the Gold Camp Casino and Hotel will be from $99 to $129 per night, rates varying seasonally, and consistent with the newest and comparable facility in the area, the Double Eagle Hotel and Casino. Lodging at the Gold Camp Resort will be marketed somewhat lower at $69 to $99 per night, as an attraction to family groups and as an incentive to draw guests from other, competitive accommodations to the Gold Camp Cripple Creek commonly themed resort facilities.

New Product Offerings

     We have no new product offerings, nor do we foresee the creation of new product offerings for the foreseeable future.

Distribution, Marketing and Customer Relations

     When our facilities become operational, we plan to use the local media, such as newspaper, radio, and television, to introduce and promote our resort to the residential marketplace. Residents will also have access to the Gold Camp Cripple Creek Colorado, Inc. web site, currently to be developed, for up-to-date access to events, attractions, rates, and availability. As to promote overnight visitation by the large resident market, incentive packages may be offered for Colorado residents only.


/3/


     Gold Camp Cripple Creek Colorado, Inc. will also strongly promote the Gold Camp Resort entertainment facilities for same day family visitations. Bussing companies will be contracted with for regional pick up of guests for ongoing day trip schedules.

     The Gold Camp Casino and Hotel and Gold Camp Resort is intended to be promoted to the overnight visitor through standard media, as well as through agreements with Western theme companies. Where Western theme products are made available through other companies for the retail facilities of the Gold Camp Resort, agreements may be made with these companies to promote the Gold Camp Cripple Creek Colorado, Inc. facilities through these Western theme companies' other retail outlet facilities. Gold Camp Cripple Creek Colorado, Inc. will also seek relationships with Western theme enterprises for mutual promotion, such as, rodeos, conventions, and Internet advertising. Gold Camp Cripple Creek Colorado, Inc. will also mutually promote facilities through the offering of incentive packages; for example, a stay at the Gold Camp Resort may entitle the guest(s) to a number of gaming tokens which can be used at the Gold Camp Casino or, a stay at the Gold Camp Casino and Hotel may entitle the guest(s) to reduced ticket prices at the Gold Camp Resort entertainment venues.

Competition

     The Gold Camp Casino & Hotel will be located on approximately 2.35 acres located in close proximity to a major highway intercept to the Cripple Creek area. The casino will be located somewhat isolated from other, smaller casinos in the area, yet within walking distance to the newest and largest casino, The Double Eagle Hotel and Casino, in Cripple Creek. Two major new hotel/casino projects are also planned in close proximity.

Government Regulation

     John Schaffer, our Treasurer, has obtained a gaming owner's license through Colorado Division of Gaming. The business we conduct does not require a need for additional government approval of our principal products or services. In addition, we foresee no probable governmental regulations that would have an impact on our principal products or services. Various federal and state agencies may propose new legislation that may adversely affect our business, financial condition and results of operations. We are not aware of any probable government regulations that may adversely affect our business.

Proprietary Rights

     We may be required to license products or services in the future, for use in the general operations of our business plan. We cannot assure you that these third party licenses will be available or will continue to be available to us on acceptable terms if at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results. In addition, policing unauthorized use of our proprietary and other intellectual property rights could be expensive if not difficult or impossible. We cannot guarantee that third parties will not bring claims of copyright or trademark infringement against us or claim that certain aspects or other features of our documents violates a copyright they may hold.

     There can be no assurance that third parties will not claim that we have misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require us to enter into costly royalty or licensing arrangements. These potential legal issues could have a material adverse effect on our business, financial condition or operating results.


/4/


     To date we hold no patents, trademarks, licenses, franchises, concessions, royalty agreements, or labor contracts, nor is there plans to hold such items for the foreseeable future. The above disclosures are to inform the public of the potential risks associated with holding such items should we do so in the future.

Employees

     Our only full time employees are the officers of our Company. We believe that our relations with our employees are good.



         [balance of this page intentionally left blank]


/5/


                          RISK FACTORS


     The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in
Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

Our limited operating history could be a disadvantage to our growth.

     Our commitment is to hire the best available management for the Gold Camp Casino and Hotel. We have only a limited operating history on which investors can base an evaluation of our business and prospects. We are subject to all the risks inherent in a small company seeking to provide resort services to the public. The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of these services in a competitive environment.

Competition could negatively affect our ability to successfully execute our business plan.

     Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us. Increased competition may result in reduced operating margins, loss of market share and a diminished brand recognition. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

Unpredictability of future revenues, potential fluctuations in quarterly operating results and seasonality could have a negative effect on us.

     As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. Our operating results will generally be dependent upon the volume of, timing of and ability to fulfill the needs of our resort customers, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain service or marketing decisions that could have a material adverse effect on our, prospects, financial condition and results of operations.

If we fail to properly manage growth, our business could be adversely affected.

     We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. This expansion may place a significant strain on our management, operational and financial resources. To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls and to expand, train and manage our employee base.


/6/


     There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be materially adversely affected.

Possible Future Issuances of Common Stock Will Have a Dilutive
Affect on Existing Shareholders

     The Company is authorized to issue up to 25,000,000 shares of Common Stock. As of December 31, 2003, there are 20,306,667 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock will be subject to the existing rules on penny stocks, the market liquidity for and value of our securities can be severely adversely affected.


ITEM 2.  DESCRIPTION OF PROPERTIES.

     Our headquarters and facilities are located at 1 Fulton Avenue, Shawnee Town, Illinois 62984. There are currently no proposed programs for the renovation, improvement or development of the property currently being utilized. If additional facilities are needed, we believe that suitable expansion space is available to meet our future needs at commercially reasonable terms. Currently, management believes that the office provides sufficient workspace to conduct current operations.

ITEM 3.  LEGAL PROCEEDINGS.

  We were not subject in the year 2003, nor are we currently subject to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.



         [balance of this page intentionally left blank]


/7/


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  A.   Market Information

     There is no current market for our common equity. Our common equity is not subject to outstanding warrants, nor have stock options been granted. No sales of common equity have been sold pursuant to Rule 144 of the Securities Act, nor has an offering been made that could have a material effect on the market price of our common equity.

  B.   Holders

     As of December 31, 2003 there were 33 stockholders of record of our Common Stock.

  C.   Dividends

     We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends for the foreseeable future.



         [balance of this page intentionally left blank]


/8/


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                   FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

     Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

General

     Gold Camp Cripple Creek Colorado, Inc. was formed to acquire, develop, and manage real properties to comprise the "Gold Camp Casino & Hotel and Gold Camp Resort"; a blending of lodging accommodations, casino operations and a theme retail and entertainment complex located in the historic mining town of Cripple Creek, Colorado. We anticipate that the acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised from private investors and/or the sale of our common stock.

Results of Operation

     Revenues. We have not yet realized any revenues from our operations. We will not begin generating revenues until and unless we establish our resort operations. We are currently negotiating for suitable arrangements. We do not anticipate that we will begin generating revenues until the fourth quarter of 2005 at the earliest.

     General and administrative expenses. General and administrative expenses were $6,725 in fiscal 2003 compared with $7,084 in fiscal 2002. General and Administrative expenses will continue to be minimal until our resort operations are established.

     Payroll expense. Payroll expense consists primarily of management and employee salaries. From March 30, 1999 (Inception) to present the Company has not incurred payroll expenses. Management will not receive a salary until such time as revenues are generated sufficient to pay salaries to our executives.

     Interest expense. Interest expense was $1,278 in fiscal 2003 compared with $590 in fiscal 2002. During the years ended December 31, 2003 and 2002, two individuals who are officers, directors and shareholders of the Company advanced funds to the Company. The notes bear interest at 10% per annum and are not due until the Company commences its planned principal operations.

     Total expenses. We incurred total expenses for the year ended 2003 of $8,003 compared with $7,674 in fiscal 2002.
Expenditures were related to costs incurred for general and administrative expenses and interests expense.


/9/


     Net Loss. The expenses incurred during fiscal 2003 has led to a net operating loss of $8,003 compared to a net operating loss of $7,674 in fiscal 2002. Our net loss since Inception is $50,566. We anticipate incurring additional losses during our initial commencement of operations until such time as we will realize revenues from our resort operations in the fiscal year 2005.

Financial Condition and Liquidity

     Since Inception, we have funded operations primarily through the net cash proceeds from a private offering of our common stock and loans from our officers. At December 31, 2003, we had cash and cash equivalents of $275, total stockholders' deficit of $21,241, and negative working capital of $21,241. The Company expects that it will, from time to time, return to the capital markets seeking additional equity capital or debt to further our operations. Thus, if cash generated from operations in future periods is insufficient to satisfy our liquidity requirements, we may sell additional equity or debt securities, or obtain additional capital through bank credit facilities. The issuance of additional equity or convertible debt securities could result in additional dilution to our shareholders.

     Net cash used by operating activities during fiscal 2003 was $10,525 compared to $3,334 in fiscal 2002. The cash was used to pay general and administrative expenses and interest expense.

     Net cash provided by financing activities during fiscal 2003 was $10,523 compared to $2,750 in fiscal 2002. These funds were provided through loans made to the Company by our executives.



         [balance of this page intentionally left blank]


/10/


ITEM 7.  FINANCIAL STATEMENTS.



                            CONTENTS




INDEPENDENT AUDITOR'S REPORT

FINANCIAL STATEMENTS:

Balance Sheets                                              F-1

Statements of Operations and Accumulated Deficit            F-2

Statement of Changes in Stockholders' Equity                F-3

Statements of Cash Flows                                    F-4

NOTES TO FINANCIAL STATEMENTS                            F-5 to F-8


/11/


                  INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Gold Camp Cripple Creek Colorado, Inc.

We have audited the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Development Stage Company) (a Nevada corporation) as of December 31, 2003 and the statements of operations and accumulated deficit and cash flows and the statement of changes in stockholders' equity for the year then ended. These financial statements are the responsibility of Gold Camp Cripple Creek Colorado, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Gold Camp Cripple Creek Colorado, Inc. as of December 31, 2002, were audited by Beckstead and Watts, LLP, whose report dated March 21, 2003, on those statements included an explanatory going concern paragraph discussed in Note 8 to the financial statements.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Camp Cripple Creek Colorado, Inc. as of December 31, 2003 and the result of its operations, accumulated deficit, other comprehensive income, its cash flows and changes in stockholders' equity for the year ended December 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 8 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ Chavez & Koch, CPA's
                              Chavez & Koch, CPA's

February 14, 2003
Henderson, Nevada


/12/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS
                      AS OF DECEMBER 31, 2003 & 2002


                                                   ----------    ----------
                                                   12/31/2003    12/31/2002
                                                   ----------    ----------
                                 ASSETS
CURRENT ASSETS:
   Cash                                            $      275    $      277
                                                   ----------    ----------
     Total current assets                                 275           277
                                                   ----------    ----------

                                                   $      275    $      277
                                                   ==========    ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                $        -    $    3,800
   Notes payable - shareholder                         18,273         7,750
   Accrued interest payable                             3,243         1,965
                                                   ----------    ----------
     Total current liabilities                         21,516        13,515
                                                   ----------    ----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 25,000,000
    shares authorized, 20,306,667 shares
    issued and outstanding as of 12/31/03
    and 12/31/02, respectively.                        20,307        20,307
   Additional paid-in capital                           9,018         9,018
   Accumulated deficit during development stage       (50,566)      (42,563)
                                                   ----------    ----------
     Total stockholders' equity                       (21,241)      (13,238)
                                                   ----------    ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY           $      275    $      277
                                                   ==========    ==========



 The accompanying independent auditors' report and notes to the financial statements should be read in conjunction with these Balance Sheets.

/13/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002
                  AND FROM INCEPTION TO DECEMBER 31, 2003


                                            Years ended        Inception to
                                       ----------------------  ------------
                                       12/31/2003  12/31/2002   12/31/2003
                                       ----------  ----------  ------------

REVENUES:                              $        -  $        -  $          -
                                       ----------  ----------  ------------

EXPENSES:
 General and administrative expenses        6,725       7,084        47,323
                                       ----------  ----------  ------------
TOTAL EXPENSES                              6,725       7,084        47,323
                                       ----------  ----------  ------------

OPERATING LOSS                             (6,725)     (7,084)      (47,323)
                                       ----------  ----------  ------------

Other income (expense):
 Interest expense                          (1,278)       (590)       (3,243)
                                       ----------  ----------  ------------
TOTAL OTHER INCOME (EXPENSE)               (1,278)       (590)       (3,243)
                                       ----------  ----------  ------------

NET LOSS                                   (8,003)     (7,674)      (50,566)
                                       ----------  ----------  ------------

Accumulated deficit, beginning of period  (42,563)    (34,889)            -

                                       ----------  ----------  ------------
Accumulated deficit, end of period     $  (50,566) $  (42,563) $    (50,566)
                                       ==========  ==========  ============

Weighted average number
 of shares outstanding                 20,306,667  20,306,667    20,306,667
                                       ==========  ==========  ============

Net loss per basic shares              $    (0.00) $    (0.00) $      (0.00)
                                       ==========  ==========  ============

Net loss per diluted shares            $    (0.00) $    (0.00) $      (0.01)
                                       ==========  ==========  ============



     The accompanying independent auditors' report and notes to the financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

/14/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FROM INCEPTION TO DECEMBER 31, 2003


                                                       Accumulated
                                              Addit-   Deficit    Total
                                              ional    During     Stockhol-
                                      Common  Paid-in  Dev.       ders'
                               Shares Stock   Capital  Stage      Equity
                               ------ ------- -------  ---------  ---------
Issued for cash
 April 1999                20,000,000 $20,000 $     -  $       -  $  20,000

504 Offering
 April 1999                   306,667     307   8,893          -      9,200

Net income (loss)
 December 31, 1999                  -       -       -    (26,761)   (26,761)
                               ------ ------- -------  ---------  ---------

Balance December 31, 1999  20,306,667  20,307   8,893    (26,761)     2,439
                               ------ ------- -------  ---------  ---------

Net income (loss)
 December 31, 2000                  -       -       -     (1,313)    (1,313)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2000  20,306,667  20,307   8,893    (28,074)     1,126
                               ------ ------- -------  ---------  ---------

Increase in additional
 paid-in capital                    -       -     125          -        125

Net income (loss)
 December 31, 2001                  -       -       -     (6,815)    (6,815)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2001  20,306,667  20,307   9,018    (34,889)    (5,564)
                               ------ ------- -------  ---------  ---------

Net income (loss)
 December 31, 2002                  -       -       -     (7,674)    (7,674)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2002  20,306,667  20,307   9,018    (42,563)   (13,238)
                               ====== ======= =======  =========  =========

Net income (loss)
 December 31, 2003                  -       -       -     (8,003)    (8,003)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2003  20,306,667  20,307   9,018    (50,566)   (21,241)



      The accompanying independent auditors' report and notes to the financial statements should be read in conjunction with this
               Statement of Changes in Stockholders' Equity.

/15/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED DECEMBER 31, 2003 & 2002
                  AND FROM INCEPTION TO DECEMBER 31, 2003



                                        Twelve months ended
                                       ----------------------  Inception to
                                       12/31/2003  12/31/2002   12/31/2003
                                       ----------  ----------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                               $   (8,003) $   (7,674) $    (50,566)
Adjustments to reconcile net loss with
 net cash used in operating activities:
   Increase (decrease) in accounts
    payable                                (3,800)      3,750             -
   Increase (decrease) in interest
    payable                                 1,278         590         3,243
                                       ----------  ----------  ------------
NET CASH USED IN OPERATING ACTIVITIES     (10,525)     (3,334)     (47,323)
                                       ----------  ----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Note payable - shareholder              10,523       2,750        18,273
   Proceeds from issuance of
    capital stock                               -           -        29,325
                                       ----------  ----------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES  10,523       2,750        47,598
                                       ----------  ----------  ------------

NET INCREASE (DECREASE) IN CASH                (2)       (584)          275

CASH, BEGINNING OF PERIOD                     277         861             -
                                       ----------  ----------  ------------

CASH, END OF PERIOD                    $      275  $      277  $        275
                                       ==========  ==========  ============

Supplemental disclosures:
   Interest paid                       $        -  $        -  $          -
                                       ==========  ==========  ============
   Taxes paid                          $        -  $        -  $          -
                                       ==========  ==========  ============



       The accompanying independent auditors' report and notes to the financial statements should be read in conjunction with these
                          Statements of Cash Flows.

/16/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2003

NOTE 1 - ORGANIZATION AND BACKGROUND

Gold Camp Cripple Creek Colorado, Inc. (a U.S. Operating Company and Nevada corporation) incorporated on March 30, 1999. The Company was formed to develop a western theme attraction and casino. The Company currently has minimal operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 25,000,000 shares of $0.001 par value common stock.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of Gold Camp Cripple Creek Colorado,
Inc. have been prepared on the accrual basis. Revenues are recognized when earned and expenses are recognized in the period incurred. The fiscal year end is December 31.

Cash and cash equivalents

The Company considers short-term investments with an original maturity of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2003 and 2002.

Earnings Per Share Calculations

Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighed-average number of common shares outstanding for the period. The weighed-average number of common shares outstanding for computing basic EPS was 20,306,667 for the periods ended December 31, 2003 and 2002. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2003 and 2002, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

/17/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes" ("SFAS No. 109"), which require the use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Advertising costs

The Company expenses all costs of advertising as incurred. There were no advertising costs included in general and administrative expenses as of December 31, 2002 and 2001, respectively.

Recently Issued Accounting Pronouncements

In June 2002, the FASB issued Financial Accounting Standards Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 and is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect SFAS 146 to have material impact on its financial statements.

In December 2002, the FASB issued Financial Accounting Standards Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". The Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not expect SFAS 148 to have material impact on its financial statements.

In April 2003, the FASB issued Financial Accounting Standards Statement No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have material impact on its financial statements.

/18/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In May 2003, the FASB issued Financial Accounting Standards Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003. The Company does not expect SFAS 150 to have material impact on its financial statements.


NOTE 3 - STOCKHOLDER'S EQUITY

During April 1999, the Company issued 20,000,000 shares of its $0.001 par value common stock as founder's shares to the Company's officers and directors for cash of $20,000. Of the total amount received, $20,000 is considered common stock and $0 is considered additional paid-in capital.

During April 1999, the Company issued 306,667 of its $0.001 par value common stock for cash of $9,200 pursuant to a Regulation D, Rule 504 of the SEC 1933 Securities Act offering. Of the total amount received, $307 is considered common stock and $8,893 is considered additional paid-in capital.

During April 1999, the Company issued checks totaling $125 to four individuals for return of subscription. Those checks were never cashed by the individuals and were voided in December 2001.
This amount is considered additional paid in capital.

For the periods ended December 31, 2003 and December 30, 2002, the Company had 20,306,667 shares of common stock issued and outstanding.


NOTE 4 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock that are not disclosed on the balance sheets.


NOTE 5 - RELATED PARTY TRANSACTIONS - LOANS

During the years ended December 31, 2003 and 2002, two individuals who are officers, directors and shareholders of the Company advanced funds to the Company. The notes bear interest at 10% per annum and are not due until the Company commences its planned principal operations.

/19/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 2003

NOTE 5 - RELATED PARTY TRANSACTIONS - LOANS (CONTINUED)

Name                 Balance as of 12/31/03        Balance as of 12/31/02
----                 ----------------------        ----------------------
Don Downen                  $17,623                        $7,450
John Schaffer                  $650                          $300


NOTE 6 - ACCRUED INTEREST PAYABLE  - SHAREHOLDER LOANS

During the years ended December 31, 2003 and 2002, the Company incurred interest expense in the amount of $1,278 and $590, respectively. As of December 31, 2003, no payments have been made to the individuals.


NOTE 7 - INCOME TAXES

As of December 31, 2003, the Company has a net operating loss carry forward of approximately $50,566 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire between the years 2019 and 2023. The deferred tax asset related to the net operating loss carry forward of approximately $7,642 has been fully reserved at December 31, 2003.


NOTE 8 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business.

Since its inception, the Company has not recognized any revenues and has accumulated operating losses of approximately $50,566. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's projects, to provide financing for marketing and promotion, to secure additional property, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

/20/


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     The following changes in Accountants for the Company were disclosed in the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 26, 2003.

     Effective November 20, 2003, our board of directors approved a change in the Company's independent auditors. None of the reports of Beckstead & Watts, LLP on the financial statements of Gold Camp Cripple Creek Colorado, Inc. for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Beckstead & Watts, LLP contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Gold Camp Cripple Creek Colorado, Inc. and Beckstead & Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     We retained the accounting firm of Chavez & Koch, CPAs to serve as our independent accountants to audit our financial statements beginning with the year ended December 31, 2003. This engagement became effective January 29, 2004. Prior to its engagement as our independent auditors, Chavez & Koch, CPAs had not been consulted by us either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on our financial statements or on any other matter that was the subject of any prior disagreement between us and our previous certifying accountants.



         [balance of this page intentionally left blank]


/21/


                            PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to each of our executive officers or directors.

         Name            Age          Position              Term

Don Downen               69        President and       Since March 1999
                                     Director

John Schaffer            48    Secretary, Treasurer    Since March 1999
                                   and Director

     Don Downen, President and Director - has an executive and management background. Since 1964, Mr. Downen has been the managing partner of Downen Enterprises, a 10,000-acre grain farming operation. In the late 1980's, Mr. Downen became involved in land development in Cripple Creek, Colorado. Mr. Downen was instrumental in the annexation of property into the City of Cripple Creek and assembling the property for the Gold Camp Casino Project. Mr. Downen's knowledge of the dynamics of Cripple Creek will be a major contribution to this project.

     John Schaffer, Secretary and Director - formed Schaffer Real Estate & Investment Co., Inc. in 1988. Schaffer Real Estate & Investment Co., Inc. is a real estate brokerage firm specializing in Govt. Entitlement work and buyer/seller representation on large parcels of land for the development community. Mr. Schaffer has sponsored or participated in the primary management of over 35 California General Partnerships, PPO/California limited partnerships, and Colorado limited liability companies involved in real estate investment and/or development, many with an Old West entertainment theme. Mr. Schaffer has extensive contacts in the Old West goods industry through his affiliation and involvement with dozens of related associations, clubs and foundations.

     Mr. Schaffer was responsible for the original master plan concept and the first property acquired for the gaming component.
The strategy for this unique guest experience is being modeled after Disney and that attention to detail.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2003, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.


/22/


ITEM 10.  EXECUTIVE COMPENSATION.

     The following table discloses compensation paid during the fiscal year ended December 31, 2003 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2003 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                   SUMMARY COMPENSATION TABLE

                                     ANNUAL
                                  COMPENSATION         ALL OTHER
NAME AND PRINCIPAL              SALARY     BONUS      COMPENSATION
     POSITION        YEAR        ($)        ($)           ($)
------------------   ----       ------     -----      ------------

Don Downen           2003         0          0             0
President, CEO       2002         0          0             0
                     2001         0          0             0


   STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

     During the fiscal years ended December 31, 2003, 2002 and 2001, we did not grant any options to our Chief Executive
Officer.  During fiscal 2003, 2002 and 2001, our Chief Executive
Officer did not exercise any options.


   EMPLOYMENT AGREEMENTS

     No such agreement(s) exists between any executive and the Company.


  COMPENSATION OF DIRECTORS

     Our only directors are the current executive officers that have yet to draw salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth certain information as of December 31, 2003 with respect to the beneficial ownership of the Company's Common Stock by: (i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group. Based on 20,306,667 shares outstanding as of December 31, 2003, 5% of the Company's Common Stock is 1,015,333 shares.


/23/


                                 COMMON STOCK

                                                        Percentage of Shares
       Name and Address     Shares Beneficially Owned       Outstanding
       ----------------     -------------------------       -----------

          Don Downen                15,000,000                73.87%
     117 S. Edison Street
    Shawneetown, IL 62984

        John Schaffer                5,000,000                24.62%
   12691 Apple Valley Road
    Apple Valley, CA 92308
                            -------------------------       -----------

  Total ownership by our            20,000,000                98.49%
  officers and directors
     (two individual)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the years ended December 31, 2003 and 2002, two individuals who are officers, directors and shareholders of the Company advanced funds to the Company. The notes bear interest at 10% per annum and are not due until the Company commences its planned principal operations.

Name                 Balance as of 12/31/03        Balance as of 12/31/02
----                 ----------------------        ----------------------
Don Downen                  $17,623                        $7,450
John Schaffer                  $650                          $300


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

     A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

     For the quarter ended December 31, 2003 the Company filed a report on Form 8-K with the Securities and Exchange Commission on November 26, 2003. Effective November 20, 2003, the Company's independent auditors, Beckstead and Watts, LLP, resigned as principal auditor for Gold Camp Cripple Creek Colorado, Inc.

     Before terminating the client-auditor relationship between Gold Camp Cripple Creek Colorado, Inc. and Beckstead and Watts, LLP, the independent auditing firm of Beckstead and Watts, LLP had completed a review covering the quarter ended September 30, 2003 on the financial statements of Gold Camp Cripple Creek Colorado, Inc. None of the audit reports of Beckstead and Watts, LLP on the financial statements of Gold Camp Cripple Creek Colorado, Inc. for the past two years contained any adverse opinion or disclaimer of opinion, however, the audit reports contained going concern qualifications, which are common to development stage companies. At no time were there any disagreements between Gold Camp Cripple Creek Colorado, Inc. and Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scopes or procedures.


/24/


     The board of directors of Gold Camp Cripple Creek Colorado, Inc. at a meeting held November 20, 2003 approved the resignation of Beckstead and Watts, LLP and held a discussion as to the engagement of a new accounting firm to serve as the Company's independent accountant to review the financial statements of Gold Camp Cripple Creek Colorado, Inc. beginning with the year ended December 31, 2003. Subsequently, the board of directors approved the retention of Chavez & Koch, CPA's to provide this service.

ITEM 14.  CONTROLS AND PROCEDURES.

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

     Within the 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Rules adopted by the SEC require that in this section of the Annual Report we present the conclusions of the CEO and the CFO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

     Appearing immediately following the Signatures section of this Annual Report there is form of "Certification" of the CEO and the CFO. This Certification is required in accord with
Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). This section of the Annual Report, which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented (see Exhibit 31).

Disclosure Controls and Internal Controls.

     Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     Internal Controls are procedures that are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

     The Company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.


/25/


     Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

     Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

     The CEO/CFO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB.

     Our Internal Controls are also evaluated on an ongoing basis by other personnel in our organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board's Audit Committee (or persons performing the equivalent functions) and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements.

     A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures. In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


/26/


Conclusions.

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.



         [balance of this page intentionally left blank]


/27/


                           SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         GOLD CAMP CRIPPLE CREEK COLORADO, INC.


Date: 3/19/04
      -------


                           By: /s/ Don Downen
                               --------------
                               Don Downen,
                               President/CEO





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3/19/04
      -------


By: /s/ Don Downen
    --------------
    Don Downen,
    President/CEO



Date: 3/19/04
      -------


By: /s/ John Schaffer
    -----------------
    John Schaffer,
    Treasurer/CFO


/28/


INDEX TO EXHIBITS

  Exhibit
  Number    Name and/or Identification of Exhibit

   3.1 Articles of Incorporation of the Company filed January 28, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

   3.2 By-Laws of the Company adopted February 5, 2002. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

    31      Rule 13a-14(a)/15d-14(a) Certification

    32      Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


/29/