Form 10QSB
period 2004-03-31
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2004-05-13
CIK 1144509

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: March 31, 2004

Or

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

          1 Fulton Avenue, Shawnee Town, Illinois 62984
            (Address of principal executive offices)

                         (618) 269-3101
                   (Issuer's telephone number)

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

  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                 DURING THE PRECEDING FIVE YEARS
  Check whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange
 Act after the distribution of securities under a plan confirmed by a court.
                         Yes [ ] No [ ]

              APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                           20,306,667


/1/


             Gold Camp Cripple Creek Colorado, Inc.
                  (a Development Stage Company)

                        Table of Contents
                                                                      Page
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                          3

    Balance sheets                                                      4

    Statements of operations and accumulated deficit                    5

    Statement of changes in stockholders' equity                        6

    Statements of cash flows                                            7

    Notes to Financial Statements                                       8

  Item 2. Management's Discussion and Analysis or Plan of Operation    10

  Item 3. Controls and Procedures                                      12

PART II - OTHER INFORMATION

  Item 6(a). Exhibits                                                  13

  Item 6(b). Reports Filed on Form 8-K                                 13

SIGNATURES                                                             14


/2/


Part I - Financial Information

     Item 1. Financial Statements



             GOLD CAMP CRIPPLE CREEK COLORADO, INC.

                  REVIEWED FINANCIAL STATEMENTS

            FOR THE THREE MONTHS ENDED MARCH 31, 2004


/3/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS
     AS OF MARCH 31, 2004 (UNAUDITED) & DECEMBER 31, 2003 (AUDITED)



                                                   3/31/2004    12/31/2003
                                                  ----------    ----------
                                  ASSETS
CURRENT ASSETS:
   Cash                                           $      181    $      275
                                                  ----------    ----------
     Total current assets                                181           275
                                                  ----------    ----------

TOTAL ASSETS                                      $      181    $      275
                                                  ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                               $       50    $        -
   Notes payable - shareholder                        32,863        18,273
   Accrued interest payable                            3,375         3,243
                                                  ----------    ----------
     Total current liabilities                        36,288        21,516
                                                  ----------    ----------

STOCKHOLDERS' EQUITY:
   Common stock, $0.001 par value, 25,000,000 shares
    authorized, 20,306,667 shares issued and
    outstanding as of 03/31/04 and 12/31/03,
    respectively.                                     20,307        20,307
   Additional paid-in capital                          9,018         9,018
   Accumulated deficit during development stage      (65,432)      (50,566)
                                                  ----------    ----------
     Total stockholders' equity                      (36,107)      (21,241)
                                                  ----------    ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $      181    $      275
                                                  ==========    ==========



     The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Balance Sheets.


/4/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003
                   AND FROM INCEPTION TO MARCH 31, 2004



                                                        UNAUDITED
                                          ---------------------------------
                                           Three months ended
                                          --------------------  Inception to
                                          3/31/2004  3/31/2003   3/31/2004
                                          ---------  ---------   ---------

REVENUES:                                 $       -  $       -   $       -

EXPENSES:
  General and administrative expenses        14,734      3,360      62,057
                                          ---------  ---------   ---------
TOTAL EXPENSES                               14,734      3,360      62,057
                                          ---------  ---------   ---------
OPERATING LOSS                              (14,734)    (3,360)    (62,057)

Other income (expense):
  Interest expense                             (132)      (271)     (3,375)
                                          ---------  ---------   ---------
TOTAL OTHER INCOME (EXPENSE)                   (132)      (271)     (3,375)
                                          ---------  ---------   ---------

NET LOSS                                    (14,866)    (3,631)    (65,432)

Accumulated deficit, beginning of period    (50,566)   (42,563)          -

                                          ---------  ---------   ---------
Accumulated deficit, end of period        $ (65,432) $ (46,194)  $ (65,432)
                                          =========  =========   =========
Weighted average number
 of shares outstanding                   20,306,667 20,306,667  20,306,667
                                         ========== ==========  ==========

Net (loss) per basic shares               $   (0.00) $   (0.00)  $   (0.00)
                                          =========  =========   =========
Net loss per diluted shares               $   (0.00) $   (0.00)  $   (0.01)
                                          =========  =========   =========



     The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.


/5/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FROM INCEPTION TO MARCH 31, 2004
                                (UNAUDITED)



                                                       Accumulated
                                              Addit-   Deficit    Total
                                              ional    During     Stockhol-
                                      Common  Paid-in  Dev.       ders'
                               Shares Stock   Capital  Stage      Equity
                               ------ ------- -------  ---------  ---------
Issued for cash
 April 1999                20,000,000 $20,000 $     -  $       -  $  20,000

504 Offering
 April 1999                   306,667     307   8,893          -      9,200

Net income (loss)
 December 31, 1999                  -       -       -    (26,761)   (26,761)
                               ------ ------- -------  ---------  ---------

Balance December 31, 1999  20,306,667  20,307   8,893    (26,761)     2,439

Net income (loss)
 December 31, 2000                  -       -       -     (1,313)    (1,313)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2000  20,306,667  20,307   8,893    (28,074)     1,126

Increase in additional
 paid-in capital                    -       -     125          -        125

Net income (loss)
 December 31, 2001                  -       -       -     (6,815)    (6,815)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2001  20,306,667  20,307   9,018    (34,889)    (5,564)

Net income (loss)
 December 31, 2002                  -       -       -     (7,674)    (7,674)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2002  20,306,667  20,307   9,018    (42,563)   (13,238)

Net income (loss)
 December 31, 2003                  -       -       -     (8,003)    (8,003)
                               ------ ------- -------  ---------  ---------

Balance December 31, 2003  20,306,667  20,307   9,018    (50,566)   (21,241)

Net income (loss)
 March 31, 2004                    -        -       -    (14,866)   (14,866)
                               ------ ------- -------  ---------  ---------

Balance March 31, 2004     20,306,667 $20,307 $ 9,018  $ (65,432) $ (36,107)
                               ====== ======= =======  =========  =========



     The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with this Statement of Changes in Stockholders' Equity.


/6/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2004 & 2003
                   AND FROM INCEPTION TO MARCH 31, 2004


                                                        UNAUDITED
                                          ---------------------------------
                                           Three months ended
                                          --------------------  Inception to
                                          3/31/2004  3/31/2003   3/31/2004
                                          ---------  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $ (14,866) $  (3,631)  $ (65,432)
 Adjustments to reconcile net loss with
  net cash used in operating activities:
   Increase (decrease) in accounts payable       50         50          50
   Increase (decrease) in interest payable      132        271       3,375
                                          ---------  ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES       (14,684)    (3,310)    (62,007)
                                          ---------  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Note payable - shareholder                  14,590      3,210      32,863
 Proceeds from issuance of capital stock          -          -      29,325
                                          ---------  ---------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES    14,590      3,210      62,188
                                          ---------  ---------   ---------

NET INCREASE (DECREASE) IN CASH                 (94)      (100)        181

CASH, BEGINNING OF PERIOD                       275        277           -
                                          ---------  ---------   ---------

CASH, END OF PERIOD                       $     181  $     177   $     181
                                          =========  =========   =========

Supplemental disclosures:
Interest paid                             $       -  $       -   $       -
                                          =========  =========   =========
Taxes paid                                $       -  $       -   $       -
                                          =========  =========   =========



     The accompanying independent accountants' review report and notes to financial statements should be read in conjunction with these Statements of Cash Flows.


/7/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                      AS OF MARCH 31, 2004


BASIS OF PRESENTATION

The unaudited financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 1 - RELATED PARTY TRANSACTIONS - LOANS

During the three months ended March 31, 2004, two individuals who are officers, directors and shareholders of the Company advanced funds to the Company. The notes bear interest at 10% per annum and are not due until the company commences its planned principal operations.

Name                Balance as of 03/31/04

Don Downen          $22,212
John Schaffer       $10,650

During the three months ended March 31, 2004, the Company incurred interest expense in the amount of $132. As of March 31, 2004, no payments have been made to the individuals.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business.

Since its inception, the Company has not recognized any revenues and has accumulated operating losses of approximately $65,432. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company's projects, to provide financing for marketing and promotion, to secure additional property, and for other working capital purposes.


/8/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      AS OF MARCH 31, 2004


NOTE 2 - GOING CONCERN (CONTINUED)

While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.


/9/


     Item 2. Management's Discussion and Analysis or Plan of Operation


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


Critical Accounting Policy and Estimates

     Our Management's Discussion and Analysis or Plan of Operation section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

     Gold Camp Cripple Creek Colorado, Inc. was formed to acquire, develop, and manage real properties to comprise the "Gold Camp Casino & Hotel"; a blending of lodging accommodations, casino operations and a theme retail and entertainment complex located in the historic mining town of Cripple Creek, Colorado. We anticipate that the acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised from private investors and/or the sale of our common stock.


/10/


Liquidity and Capital Resources

     We had cash totaling $181 as of March 31, 2004, which represented our total assets as of that date. We believe that our available cash is not sufficient to pay our day-to-day expenditures, but we believe our management is committed to paying our expenses. As of March 31, 2004, our total current liabilities were $36,288, of which $50 was represented by accounts payable, $32,863 was represented by notes payable to two shareholders and $3,375 was represented by accrued interest payable. We had no other long-term commitments or contingencies as of March 31, 2004.

For the three-month period ended March 31, 2004, compared to the same period ended March 31, 2003.

Results of Operations

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our resort operations. We are currently negotiating for suitable arrangements. We do not anticipate that we will begin earning revenues until the second quarter of 2005 at the earliest.

Operating Expenses. For the three-month period ended March 31, 2004, our total operating expenses were $14,734, which was represented solely by general and administrative expenses. We also had $132 in interest expense that was payable to two shareholders. Therefore, for the period ending March 31, 2004, we experienced a net loss of $14,866. This is in comparison to the three-month period ended March 31, 2003, where our total operating expenses were $3,360, and we also had $271 in interest expense payable two shareholders, making our net loss $3,631.
The increase in operating expense was due to higher general and administrative expenses for the period ending March 31, 2004. As of March 31, 2004, our net losses since inception were $65,432.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations. We only have cash of $181 and have incurred operating expenses of $65,432 from our inception on March 30, 1999 through March 31, 2004. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

     To effectuate our business plan during the next twelve months, begin to acquire, develop, and manage real properties, which we hope would eventually comprise the " Gold Camp Casino & Hotel." We anticipate operating this blending of lodging accommodations, casino operations and a theme retail and entertainment complex in the historic mining town of Cripple Creek, Colorado. We anticipate that the acquisition of properties for these projects will be through traditional banking venues, property development will be completed through funds raised from private investors and/or the sale of common stock through public offering.

     Hearings on zoning issues have begun and discussions are ongoing with the city planners relating to the proposed development. Two properties related to the parking structure development have not been optioned at this time. The Company is proceeding without those properties and expects that these properties will not impede the development of the project in the event they ultimately are not purchased. The principals have recently completed an updated market and cash flow analysis.


/11/


     If we are not able to commence our planned operations as described, we anticipate that we may need to raise additional capital to continue operations. We anticipate that we may also need to raise additional capital to acquire property and begin our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be adversely affected. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for our expenses. Therefore, we have not contemplated any plan of liquidation in the event that we do not generate revenues.

     We are not currently conducting any other research and development activities, other than studying potential candidates for acquisition of suitable property. In the event that we acquire suitable property and are able to move forward with our business plan, then we may need to hire additional employees or independent contractors.

Item 3. Controls and Procedures

       (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

       (b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



         [balance of this page intentionally left blank]


/12/


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


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended March 31, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/13/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Gold Camp Cripple Creek Colorado, Inc.
-----------------------------------------------------------------
                          (Registrant)



Date: May 11, 2004
      ------------


By: /s/ Don Downen
    --------------
    Don Downen
    President/CEO



Date: May 11, 2004
      ------------


By: /s/ John Schaffer
    -----------------
    John Schaffer
    Treasurer/CFO


/14/