Form 10QSB
period 2004-06-30
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2004-08-16
CIK 1144509

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: June 30, 2004

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

              APPLICABLE ONLY TO CORPORATE ISSUERS
 State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                           20,296,667


/1/


                    Gold Camp Cripple Creek Colorado, Inc.
                         (a Development Stage Company)

                               Table of Contents

                                                                        Page

PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements                                            3

    Report of Independent Registered Public Accounting Firm               4

    Balance sheets                                                        5

    Statements of operations and accumulated deficit                      6

    Statements of cash flows                                              7

    Notes to Financial Statements                                         8

  Item 2. Management's Discussion and Analysis or Plan of Operation      10

  Item 3. Controls and Procedures                                        12

PART II - OTHER INFORMATION

  Item 6(a). Exhibits                                                    13

  Item 6(b). Reports Filed on Form 8-K                                   13

SIGNATURES                                                               14


/2/


Part I - Financial Information

     Item 1. Financial Statements






             GOLD CAMP CRIPPLE CREEK COLORADO, INC.

                  (A DEVELOPMENT STAGE COMPANY)

                  REVIEWED FINANCIAL STATEMENTS

        FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

               AND FROM INCEPTION TO JUNE 30, 2004

                            UNAUDITED


/3/


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Gold Camp Cripple Creek Colorado, Inc.:

We have reviewed the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Development Stage Company) (a Nevada corporation) as of June 30, 2004, the related statements of operations and accumulated deficit for the three and six months then ended and from March 30, 1999 (date of inception) to June 30, 2004, and the statements of cash flows for the three and six months ended June 30, 2004 and from March 30, 1999 (date of inception) to June 30, 2004. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based   on   our  review,  we  are  not  aware  of  any  material
modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S.
generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in
Note 3, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


                              /s/ Chavez & Koch, CPA's

August 3, 2004
Henderson, Nevada


/4/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS
       AS OF JUNE 30, 2004 (UNAUDITED) & DECEMBER 31, 2003 (AUDITED)



                                                       6/30/2004   12/31/2003
                                                      ----------   ----------
                                ASSETS
CURRENT ASSETS:
  Cash                                                $      131   $      275
                                                      ----------   ----------
    Total current assets                                     131          275
                                                      ----------   ----------

TOTAL ASSETS                                          $      131   $      275
                                                      ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                    $    1,888   $        -
  Notes payable - shareholder                             34,800       18,273
  Accrued interest payable                                 4,228        3,243
                                                      ----------   ----------
    Total current liabilities                             40,916       21,516
                                                      ----------   ----------

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value, 25,000,000 shares       20,297       20,307
   authorized, 20,296,667 and 20,306,667 shares
   issued and outstanding as of 6/30/04 and
   12/31/03, respectively.
  Additional paid-in capital                               9,018        9,018
  Accumulated deficit during development stage           (70,100)     (50,566)
                                                      ----------   ----------
    Total stockholders' equity                           (40,785)     (21,241)
                                                      ----------   ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY              $      131   $      275
                                                      ==========   ==========



    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these
                               Balance Sheets.


/5/


                   GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
             STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 & 2003
                    AND FROM INCEPTION TO JUNE 30, 2004



                                                        UNAUDITED
                                          ----------------------------------
                                            Six months ended
                                          --------------------  Inception to
                                          6/30/2004  6/30/2003   6/30/2004
                                          ---------  ---------  ------------

REVENUES:                                 $       -  $       -  $          -
                                          ---------  ---------  ------------

EXPENSES:
  General and administrative expenses        18,549      4,295        65,872
                                          ---------  ---------  ------------
TOTAL EXPENSES                               18,549      4,295        65,872
                                          ---------  ---------  ------------

OPERATING LOSS                              (18,549)    (4,295)      (65,872)

Other income (expense):
  Interest expense                             (985)      (554)       (4,228)
                                          ---------  ---------  ------------
TOTAL OTHER INCOME (EXPENSE)                   (985)      (554)       (4,228)
                                          ---------  ---------  ------------

NET LOSS                                    (19,534)    (4,849)      (70,100)

Accumulated deficit, beginning of period    (50,566)   (42,563)            -

                                          ---------  ---------  ------------
Accumulated deficit, end of period        $ (70,100) $ (47,412) $    (70,100)
                                          =========  =========  ============

Weighted average number                  20,303,700 20,306,667    20,306,385
 of shares outstanding                   ========== ==========  ============

Net loss per basic shares                 $   (0.00) $   (0.00) $      (0.00)
 and diluted shares                       =========  =========  ============



    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these
              Statements of Operations and Accumulated Deficit.


/6/


                  GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                       (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2004 & 2003
                    AND FROM INCEPTION TO JUNE 30, 2004



                                                        UNAUDITED
                                          ----------------------------------
                                            Six months ended
                                          --------------------  Inception to
                                          6/30/2004  6/30/2003   6/30/2004
                                          ---------  ---------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                 $ (19,544) $  (4,849) $    (70,110)
 Adjustments to reconcile net loss with
  net cash used in operating activities:
   Increase (decrease) in accounts payable    1,888         50         1,888
   Increase (decrease) in interest payable      985        554         4,228
                                          ---------  ---------  ------------
NET CASH USED IN OPERATING ACTIVITIES       (16,671)    (4,245)      (63,994)
                                          ---------  ---------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Note payable - shareholder                  16,527      4,340        34,800
 Proceeds from issuance of capital stock          -          -        29,325
                                          ---------  ---------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES    16,527      4,340        64,125
                                          ---------  ---------  ------------

NET INCREASE (DECREASE) IN CASH                (144)        95           131

CASH, BEGINNING OF PERIOD                       275        277             -
                                          ---------  ---------  ------------
CASH, END OF PERIOD                       $     131  $     372  $        131
                                          =========  =========  ============
Supplemental disclosures:
 Interest paid                            $       -  $       -  $          -
                                          =========  =========  ============
 Taxes paid                               $       -  $       -  $          -
                                          =========  =========  ============
 Retirement of Common Stock               $      10  $       -  $         10
                                          =========  =========  ============



    The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these
                            Statements of Cash Flows.


/7/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       AS OF JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 - RELATED PARTY TRANSACTIONS  - LOANS

During the three months ended June 30, 2004, two individuals who are officers, directors and shareholders of the Company have advanced funds to the Company. The notes bear interest at 10% per annum and are not due until the company commences its planned principal operations.

Name                Balance as of 06/30/04
----                ----------------------

Don Downen          $24,150
John Schaffer       $10,650
                    -------
                    $34,800


During the three months ended June 30, 2004, the Company incurred $853 interest expense related to the shareholder loans listed above. As of June 30, 2004, total accrued interest related to these loans was $4,228 and no payments have been made to the individuals.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business.

Since its inception, the Company has not recognized any revenues and has accumulated operating losses of approximately $70,100. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of


/8/


             GOLD CAMP CRIPPLE CREEK COLORADO, INC.
                  (A Development Stage Company)
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       AS OF JUNE 30, 2004


NOTE 3 - GOING CONCERN (CONTINUED)

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


/10/


Liquidity and Capital Resources

     We had cash totaling $131 as of June 30, 2004, which represented our total assets as of that date. We believe that our available cash is not sufficient to pay our day-to-day expenditures, but we believe our management is committed to paying our expenses. As of June 30, 2004, our total current liabilities were $40,916, of which $1,888 was represented by accounts payable, $34,800 was represented by notes payable to two shareholders and $4,228 was represented by accrued interest payable. We had no other long-term commitments or contingencies as of June 30, 2004.

For the six-month period ended June 30, 2004, compared to the same period ended June 30, 2003.

Results of Operations

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our resort operations. We are currently negotiating for suitable arrangements. We do not anticipate that we will begin earning revenues until the second quarter of 2005 at the earliest.

Operating Expenses. For the six-month period ended June 30, 2004, our total operating expenses were $18,549, which was represented solely by general and administrative expenses. We also had $985 in interest expense that was payable to two shareholders. Therefore, for the period ending June 30, 2004, we experienced a net loss of $19,534. This is in comparison to the six-month period ended June 30, 2003, where our total operating expenses were $4,295, and we also had $554 in interest expense payable two shareholders, making our net loss $4,849. The increase in operating expense was due to higher general and administrative expenses for the period ending June 30, 2004. As of June 30, 2004, our net losses since inception were $70,100.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations. We only have cash of $131 and have incurred operating expenses of $70,100 from our inception on March 30, 1999 through June 30, 2004. In our opinion, available funds will not satisfy our working capital requirements for the next twelve months. We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

     Hearings on zoning issues are continuing and discussions are ongoing with the city planners relating to the proposed development. Two properties related to the parking structure development have not been optioned at this time. The Company is proceeding without those properties and expects that these properties will not impede the development of the project in the event they ultimately are not purchased. The principals have recently completed an updated market and cash flow analysis.


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

Item 3. Controls and Procedures

       (a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

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

  31        Rule 13a-14(a)/15d-14(a) Certification

  32        Certification under Section 906 of the Sarbanes-
            Oxley Act (SECTION 1350)


     Item 6(b) - Reports Filed on Form 8-K

     For the quarter ended June 30, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange
Commission.


/13/


                           SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Gold Camp Cripple Creek Colorado, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date: August 12, 2004
      ---------------



By: /s/ Don Downen
    --------------
    Don Downen
    President/CEO





Date: August 12, 2004
      ---------------



By: /s/ John Schaffer
    -----------------
    John Schaffer
    Treasurer/CFO


/14/