Form 10QSB
period 2004-09-30
GOLD CAMP CRIPPLE CREEK COLORADO INC
filed 2004-11-15
CIK 1144509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

Or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _____________

Commission File Number: 000-32993

Gold Camp Cripple Creek Colorado, Inc. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0422025 (I.R.S. Employer Identification No.)

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

Gold Camp Cripple Creek Colorado, Inc.

(a Development Stage Company)

Part I - Financial Information

Item 1. Financial Statements

GOLD CAMP CRIPPLE CREEK COLORADO, INC.

(A DEVELOPMENT STAGE COMPANY)

REVIEWED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS

 ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

AND FROM INCEPTION TO SEPTEMBER 30, 2004

UNAUDITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Gold Camp Cripple Creek Colorado, Inc.:

We have reviewed the accompanying balance sheet of Gold Camp Cripple Creek Colorado, Inc. (a Development Stage Company) (a Nevada corporation) as of September 30, 2004, the related statements of operations and accumulated deficit for the three and nine months then ended and from March 30, 1999 (date of inception) to September 30, 2004, and the statements of cash flows for the three and nine months ended September 30, 2004 and from March 30, 1999 (date of inception) to September 30, 2004.  These interim financial statements are the responsibility of the Company’s management.

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

The September 30, 2003 financial statements of Gold Camp Cripple Creek Colorado, Inc. were reviewed by other accountants whose report dated October 20, 2003 stated that they were not aware of any material modifications that should be made to those statements in order for them to be in accordance with generally accepted accounting principles in the United States of America.

/s/ Chavez & Koch, CPA’s

November 1, 2004

Henderson, Nevada

GOLD CAMP CRIPPLE CREEK COLORADO, INC.

(A Development Stage Company)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2004 (UNAUDITED)

& DECEMBER 31, 2003 (AUDITED)

	9/30/2004	12/31/2003
ASSETS

ASSETS:

Current assets:
Cash	$31	$275
Total current assets	31	275

TOTAL ASSETS	31	275

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:

Current liabilities:
Accounts payable	-	-
Notes payable – shareholder	36,638	18,273
Accrued interest payable	5,145	3,243
Total current liabilities	41,783	21,516

TOTAL LIABILITIES	41,783	21,516

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 25,000,000 shares
authorized, 20,296,667 and 20,306,667 shares issued and outstanding as of 9/30/04 and 12/31/03, respectively.	20,297	20,307
Additional paid-in capital	9,018	9,018
Accumulated deficit during development stage	(71,067)	(50,566)
Total stockholders’ equity	(41,752)	(21,241)

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$31	$275

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Balance Sheets.

GOLD CAMP CRIPPLE CREEK COLORADO, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPT. 30, 2004 & 2003

AND INCEPTION TO SEPT. 30, 2004

	UNAUDITED
	Three months ended		Nine months ended		Inception to
	9/30/04	9/30/03	9/30/04	9/30/03	9/30/04

REVENUES:	$ -	$ -	$ -	$ -	$ -

EXPENSES:
General and administrative expenses	50	1,135	18,600	5,430	65,922
TOTAL EXPENSES	50	1,135	18,600	5,430	65,922

OPERATING LOSS	(50)	(1,135)	(18,600)	(5,430)	(65,922)

Other income (expense):
Interest expense	(917)	(309)	(1,901)	(863)	(5,145)
TOTAL OTHER INCOME (EXPENSE)	(917)	(309)	(1,901)	(863)	(5,145)

NET LOSS	(967)	(1,444)	(20,501)	(6,293)	(71,067)

ACCUMULATED DEFICIT, beginning of period	(70,100)	(46,194)	(50,566)	(42,563)	-

ACCUMULATED DEFICIT, end of period	$ (71,067)	$ (47,638)	$ (71,067)	$ (48,856)	$ (71,067)

Weighted average number
of shares outstanding	20,296,667	20,306,667	20,301,319	20,306,667	20,305,940

Net loss per basic shares and diluted shares	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Statements of Operations and Accumulated Deficit.

GOLD CAMP CRIPPLE CREEK COLORADO, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 & 2003

AND FROM INCEPTION TO SEPTEMBER 30, 2004

	UNAUDITED
	Three months ended		Nine months ended		Inception to
	9/30/04	9/30/03	9/30/04	9/30/03	9/30/04

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (967)	$ (1,444)	$ (20,501)	$ (6,293)	$ (71,067)
Adjustments to reconcile net loss
to net cash used in operating activities:
Increase (decrease) in:
Accounts payable	(1,888)	130	-	180	-
Accrued interest payable	917	309	1,902	863	5,145
Net cash used in operating activities	(1,938)	(1,005)	(18,599)	(5,250)	(65,922)

CASH FLOWS FROM FINANCING ACTIVITIES:
Note payable-shareholder	1,838	855	18,365	5,195	36,638
Proceeds from issuance of capital stock	-	-	-	-	29,325
Retirement of capital stock	-	-	(10)	-	(10)
Net cash provided by financing activities	1,838	855	18,355	5,195	65,953

NET INCREASE (DECREASE) IN CASH	(100)	(150)	(244)	(55)	31

CASH, beginning of period	131	372	275	277	-

CASH, end of period	$ 31	$ 222	$ 31	$ 222	$ 31

SUPPLEMENTARY INFORMATION:
Interest paid	$ -	$ -	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -	$ -	$ -

The accompanying report of independent registered public accounting firm and notes to financial statements should be read in conjunction with these Statements of Cash Flows.

GOLD CAMP CRIPPLE CREEK COLORADO, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2004

NOTE 1 - BASIS OF PRESENTATION

The unaudited financial statements as of September 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the December 31, 2003 audited financial statements and notes thereto.

NOTE 2 - RELATED PARTY TRANSACTIONS  – LOANS

During the three months ended September 30, 2004, two individuals who are officers, directors and shareholders of the Company have advanced funds to the Company. The notes bear interest at 10% per annum and are not due until the company commences its planned principal operations.

Name

Balance as of 09/30/04

Don Downen

$25,988

John Schaffer

$10,650

$36,638

During the three months ended September 30, 2004, the Company incurred $917 interest expense related to the shareholder loans listed above.  As of September 30, 2004, total accrued interest related to these loans was $5,145 and no payments have been made to the individuals.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which assumes the realization of assets and liquidation of liabilities in the normal course of business.

Since its inception, the Company has not recognized any revenues and has accumulated operating losses of approximately $71,067. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations.

GOLD CAMP CRIPPLE CREEK COLORADO, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (CONTINUED)

AS OF SEPTEMBER 30, 2004

NOTE 3 – GOING CONCERN (CONTINUED)

Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used for further development of the Company’s projects, to provide financing for marketing and promotion, to secure additional property, and for other working capital purposes.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “will”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources

We had cash totaling $31 as of September 30, 2004, which represented our total assets as of that date.  We believe that our available cash is not sufficient to pay our day-to-day expenditures, but we believe our management is committed to paying our expenses.  As of September 30, 2004, our total current liabilities were $41,783, of which $36,638 was represented by notes payable to two shareholders and $5,145 was represented by accrued interest payable.  We had no other long-term commitments or contingencies as of September 30, 2004.

For the nine-month period ended September 30, 2004, compared to the same period ended September 30, 2003.

Results of Operations

Revenues. We have not yet realized any revenues from our operations. We will not begin earning revenues until and unless we establish our resort operations.  We are currently negotiating for suitable arrangements.  We do not anticipate that we will begin earning revenues until the second quarter of 2005 at the earliest.

Operating Expenses. For the nine-month period ended September 30, 2004, our total operating expenses were $18,600, which was represented solely by general and administrative expenses.  We also had $1,901 in interest expense that was payable to two shareholders.  Therefore, for the period ending September 30, 2004, we experienced a net loss of $20,501.  This is in comparison to the nine-month period ended September 30, 2003, where our total operating expenses were $5,430, and we also had $863 in interest expense payable two shareholders, making our net loss $6,293.  The increase in operating expense was due to higher general and administrative expenses for the period ending September 30, 2004.  As of September 30, 2004, our net losses since inception were $71,067.

Our Plan of Operation for the Next Twelve Months. We have not generated any revenues from our operations.  We only have cash of $31 and have incurred operating expenses of $71,067 from our inception on March 30, 1999 through September 30, 2004.  In our opinion, available funds will not satisfy our working capital requirements for the next twelve months.  We believe our officers will fund our expenses and working capital requirements beyond that point, or if we do not have adequate funds to continue operating without their assistance.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could differ as a result of a number of factors.

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

Hearings on zoning issues are continuing and discussions are ongoing with the city planners relating to the proposed development.  Two properties related to the parking structure development have not been optioned at this time.  The Company is proceeding without those properties and expects that these properties will not impede the development of the project in the event they ultimately are not purchased.  An updated market and cash flow analysis is currently on hand.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2004, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

[balance of this page intentionally left blank]

PART II – OTHER INFORMATION

Item 6(a) – Exhibits

Exhibit Number	Name and/or Identification of Exhibit

3.1

Articles of Incorporation of the Company filed March 30, 1999.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

3.2

By-Laws of the Company adopted March 30, 1999.  Incorporated by reference to the exhibits to the Company’s General Form For Registration Of Securities Of Small Business Issuers on Form 10–SB, previously filed with the Commission.

31	Rule 13a-14(a)/15d-14(a) Certification
32	Certification under Section 906 of the Sarbanes-Oxley Act (SECTION 1350)

Item 6(b) – Reports Filed on Form 8-K

For the quarter ended September 30, 2004 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gold Camp Cripple Creek Colorado, Inc.

-----------------------------------------------------------------------------------------------------------------

(Registrant)

Date: November 10, 2004

By: /s/ Don Downen

Don Downen

President/CEO

Date: November 10, 2004

By: /s/ John Schaffer

John Schaffer

Treasurer/CFO